Form 10-Q
period 2019-03-31
Cortexyme, Inc.
filed 2019-06-12
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-38890

Cortexyme, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-1024039
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
269 East Grand Ave. South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 910-5717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CRTX	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 12, 2019, the registrant had 26,841,149 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018 (1)
ASSETS
Current assets:
Cash and cash equivalents	$20,634	$24,872
Short term investments	38,410	46,844
Restricted cash	250	—
Prepaid expenses and other current assets	4,496	868
Total current assets	63,790	72,584
Property and equipment, net	314	283
Right-of-use asset	815	—
Long term investments	5,416	—
Other assets	261	10
Total assets	$70,596	$72,877

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts Payable	$1,946	$495
Accrued expenses and other current liabilities	1,724	962
Short-term lease liability	340	—
Total current liabilities	4,010	1,457
Long-term lease liability	475	—
Total liabilities	4,485	1,457
Commitments and contingencies (Note 6)
Series A redeemable convertible preferred stock, par value $0.001, 9,008,931 shares authorized, 9,008,919 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively; liquidation preference of $17,178 at March 31, 2019 and December 31, 2018, respectively	17,178	17,178
Series B redeemable convertible preferred stock, par value $0.001, 9,430,145 shares authorized, 9,152,108 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively; liquidation preference of $87,972 at March 31, 2019 and December 31, 2018, respectively	86,960	86,868
Stockholders’ deficit:
Common stock, $0.001 par value, 24,794,114 and 24,794,114 shares authorized, 3,566,923 and 3,412,366 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4	3
Additional paid in capital	498	245
Accumulated other comprehensive loss	(23)	(49)
Accumulated deficit	(38,506)	(32,825)
Total stockholders’ deficit	(38,027)	(32,626)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$70,596	$72,877

(1)	The balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months ended March 31,
	2019	2018
Operating expenses:
Research and development	$4,825	$2,413
General and administrative	1,250	347
Total operating expenses	6,075	2,760
Loss from operations	(6,075)	(2,760)
Interest income	394	—
Interest expense	—	(599)
Change in fair value of derivative liability	—	(18)
Net loss	(5,681)	(3,377)
Other comprehensive loss:
Unrealized gain on available for sales securities	26	—
Total comprehensive loss	(5,655)	(3,377)
Net loss per share - basic and diluted	(1.61)	(1.01)
Weighted average shares of common stock outstanding - basic and diluted	3,521,045	3,359,989

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(In thousands, except share and per share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	Deficit
Balance January 1, 2019	9,008,919	$17,178	9,152,108	$86,868	3,412,366	$3	$245	$(49)	$(32,825)	$(32,626)
Exercise of stock options	—	—	—	—	154,557	1	63	—	—	64
Stock based compensation	—	—	—	—	—	—	190	—	—	190
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	92	—	—	—	—	—	—
Other Comprehensive Income	—	—	—	—	—	—	—	26	—	26
Net Loss	—	—	—	—	—	—	—	—	(5,681)	(5,681)
Balance March 31, 2019	9,008,919	$17,178	9,152,108	$86,960	3,566,923	$4	$498	$(23)	$(38,506)	$(38,027)

Balance January 1, 2018	9,008,919	17,178	—	—	3,361,016	3	66	$—	$(20,349)	(20,280)
Stock based compensation	—	—	—	—	—	—	13	—	—	13
Net Loss	—	—	—	—	—	—	—	—	(3,377)	(3,377)
Balance March 31, 2018	9,008,919	$17,178	—	—	3,361,016	$3	$79	$—	$(23,726)	$(23,644)

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net Loss	$(5,681)	$(3,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense related to convertible promissory notes	—	159
Non-cash rent expense	92	—
Stock based compensation	190	13
Depreciation and amortization	19	8
Accretion of discount on convertible promissory notes payable	—	440
Amortization of discount on available for sale investments	(171)	—
Change in fair value of derivative liability	—	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,628)	(80)
Other assets	(250)	—
Accounts payable	1,451	(82)
Accrued expenses and other current liabilities	762	(276)
Net cash used in operating activities	(7,216)	(3,177)
Cash flow from investing activities:
Purchase of investments	(25,585)	—
Proceeds from maturities of investments	28,800	—
Purchase of property and equipment	(51)	—
Net cash provided by investing activities	3,164	—
Cash flows from financing activities:
Proceeds from issuance of convertible promissory note payable	—	250
Proceeds from issuance of commons stock upon exercise of stock options	64	—
Deferred Series B redeemable convertible preferred stock offering costs	—	(12)
Net cash provided by financing activities	64	238
Net increase / (decrease) in cash, cash equivalents and restricted cash	(3,988)	(2,939)
Cash, cash equivalents and restricted cash at beginning of period	24,872	7,393
Cash, cash equivalents and restricted cash at end of period	$20,884	$4,454

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$815	$—

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization

Description of Business

Cortexyme, Inc. (the “Company”) was incorporated in the State of Delaware in June 2012 and is headquartered in South San Francisco, California. The Company is a clinical stage biopharmaceutical company focused on developing therapeutics based on data supporting a new theory of the cause of Alzheimer’s disease and other degenerative disorders. Cortexyme is targeting a specific, infectious pathogen tied to neurodegeneration and chronic inflammation in humans and animal models.

Reverse Stock Split

On April 25, 2019, the Company’s Board of Directors approved a one-for-0.367647 reverse split of the Company’s issued and outstanding common stock, redeemable convertible preferred stock, and stock options. The par value of the common stock was not adjusted as a result of the reverse stock split. All share and per share amounts in the accompanying unaudited condensed financial statements and notes to the unaudited condensed financial statements have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Initial Public Offering

On May 8, 2019, the Company’s registration statement on Form S-1 (File No. 333-230853) for its initial public offering of common stock (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). On May 13, 2019, the Company closed its IPO with the sale of 5,073,800 shares of common stock, which included 661,800 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, resulting in net proceeds of $78.1 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company.

In addition, in connection with the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 18,161,027 shares of common stock, and there are no shares of redeemable convertible preferred stock outstanding.

As of March 31, 2019, the Company had incurred $1.1 million of deferred offering costs which are included in prepaid expenses and other current assets on the balance sheet and will be offset against the net proceeds received from the sale of common stock.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2019, the Company had an accumulated deficit of $38.5 million. Since inception through March 31, 2019, the Company has funded operations primarily with the net proceeds of the convertible promissory notes and from the issuance of redeemable convertible preferred stock. As of March 31, 2019, the Company had cash, cash equivalents, and short-term investments of $59.0 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited financial statements.

Management expects to incur additional losses in the future to fund its operations and conduct product research and development and may need to raise additional capital to fully implement its business plan. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidate.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions of the SEC on Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

The condensed balance sheet as of March 31, 2019, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed statements of stockholders’ deficit as of March 31, 2019 and 2018, the condensed statements of cash flows for the three months ended March 31, 2019 and 2018, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s final prospectus filed with the SEC on May 9, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s financial statements relate to the determination of the fair value of common stock and stock-based awards and other issuances, valuation of derivative instruments, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies described in the Company’s final prospectus, dated May 8, 2019 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value. There are no unrealized gains or losses on the money market funds for the periods presented.

Restricted cash as of March 31, 2019 relates to a compensating balance to secure a credit card facility.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$20,634	$4,404
Restricted cash	250	50
Total cash, cash equivalents and restricted cash	$20,884	$4,454

Fair Value Measurements

The fair value of our financial instruments reflects the amounts that we estimate we would receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We disclose and recognize the fair value of our assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 - Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2 - Inputs other than quoted prices that are observable for the assets or liability either directly or indirectly, including inputs in markets that are not considered to be active;

Level 3 - Inputs that are unobservable. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019.

The Company determines if an arrangement includes a lease at inception. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. The Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease terms may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease guidance, ASC 840, Leases (Topic 840).

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to not use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies.

Recent Accounting Pronouncements adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires that substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The ASU is effective for interim and annual periods beginning after December 15, 2018. Additionally, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company elected this transition method and adopted ASC 842 on January 1, 2019 and as a result, recorded a right-of-use asset of $0.9 million, a short-term lease liability of $0.3 million, and a long-term lease liability of $0.6 million and no cumulative effect adjustment was made to the retained earnings as of the adoption date. The Company also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that exist prior to adoption of the new guidance and the practical expedient to not separate lease and nonlease components. See Note 5 for further disclosure.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or redeemable convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-11 did not have any impact on the Company’s financial statements since the Company did not have any instruments subject to the scope of the ASU.

Recent accounting pronouncements not yet adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Fair Value Measurement—Disclosure Framework: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.  The new guidance changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the provisions of the updated guidance and assessing the impact on its financial statements.

Financial Instruments—Credit Losses: In June 2016, the FASB issued new guidance which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the provisions of the updated guidance and assessing the impact on its financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its financial statements.

Note 3. Fair Value Measurements

The Company measures and reports its cash equivalents, restricted cash, and investments at fair value.

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2019 and December 31, 2018 are presented in the following tables (in thousands):

	Fair Value Measurements at March 31, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$3,565	$—	$—	$3,565
Certificates of Deposit	Level 2	11,025	1	(2)	11,024
Repurchase Agreements	Level 2	12,000	—	—	12,000
Commercial paper	Level 2	5,388	—	—	5,388
Corporate notes	Level 2	8,386	—	(1)	8,385
U.S. government notes	Level 2	12,588	1	(5)	12,584
Asset backed securities	Level 2	7,443	3	(20)	7,426
Total cash equivalents and investments		$60,395	$5	$(28)	$60,372

Classified as:
Cash equivalents					$16,546
Short-term investments					38,410
Long-term investments					5,416
Total cash equivalents and investments					$60,372

	Fair Value Measurements at December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$11,815	$—	$—	$11,815
Commercial paper	Level 2	14,362	—	(2)	14,360
Corporate notes	Level 2	16,129	—	(18)	16,111
U.S. government notes	Level 2	8,980	—	(1)	8,979
Asset backed securities	Level 2	9,220	—	(28)	9,192
Total cash equivalents and investments		$60,506	$—	$(49)	$60,457

Classified as:
Cash equivalents					$13,613
Short-term investments					46,844
Total cash equivalents and investments					$60,457

As of March 31, 2019, the remaining contractual maturities of available-for-sale securities were less than five months. There have been no significant realized losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company believes it had no other-than-temporary impairments on these securities as of March 31, 2019, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4. Balance Sheet Components

Prepaid expenses and Other Current Assets

Prepaid expenses and Other Current Assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid expenses	$243	$13
Deferred issuance costs	1,128	34
Prepaid clinical trial expenses	2,678	587
Prepaid research and development expenses	60	166
Other assets	387	68
Total prepaid expenses and other current assets	$4,496	$868

Property and Equipment

Property and Equipment consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Lab Equipment	$428	$378
Less: accumulated depreciation	(114)	(95)
Property and equipment, net	$314	$283

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Personnel expenses	$182	$483
Professional fees	385	75
Research and development expenses	1,136	380
Other	21	24
Total accrued liabilities	$1,724	$962

Note 5. Leases

As described in “Note 2 Summary of Significant Accounting Policies,” the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with historic accounting under Topic 840.

Real Estate Operating Lease

In June 2018, the Company entered into a three-year lease agreement with no renewal options with a related party, one of the investors in the Series B redeemable convertible preferred stock. The lease began on July 16, 2018 and provides 3,185 square feet of office and laboratory space in South San Francisco, California. The Company issued 114,437 shares of its Series B redeemable convertible preferred stock with a fair value of $1.1 million in exchange for the leased facility. No other payments are due under the lease. 100% of the issued shares were initially subject to a repurchase option. Each month beginning on the one-month anniversary of the commencement date of the lease, 1/36th of the total shares are released from the repurchase option until all shares are released over the lease period of 3 years. The scheduled release of shares will cease immediately on the occurrence of a termination event.

In the event of a termination of the lease for any reason other than (i) a material, uncured default of the tenant or (ii) the voluntary or involuntary liquidation, dissolution or winding up of the tenant, the Company has an irrevocable exclusive option for a period of three months from the termination to repurchase any unvested shares. In the event of (i) or (ii) above or an acquisition or initial public offering of the tenant, any unvested shares will fully and immediately vest, and any repurchase option will lapse in respect to any unvested shares.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. The common area maintenance and other operating costs are included in the base rent. As of March 31, 2019, 89,006 unvested shares were subject to the repurchase option representing $856,000 of future rent expense to be recognized over the remaining term of 28 months on a straight-line basis over the respective lease period.

As described in “Note 10 Subsequent Events”, the Company has completed its IPO on May 13, 2019. As there will be no unvested shares upon the initial public offering, the operating lease liability balance will be fully extinguished.

Maturities of the lease liabilities as of March 31, 2019 are presented in the following table (in thousands):

Year:
2019 (excluding the three months ended March 31, 2019)	$275
2020	366
2021	214
Total liabilities	855
Less imputed interest	(40)
Total	$815

Reported as:
Operating lease liabilities	$340
Operating lease liabilities, net of current portion	475
Total lease liability	$815

The Company determined its operating lease liabilities for operating lease using a discount rate of 4.00% based on the rate that the Company would have to pay to borrow on a collateralized basis for a similar lease an amount equal to the lease payments in a similar economic environment. Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. As of March 31, 2019, the weighted-average remaining lease term was 2.40 years.

Rent expense for the operating lease for the three months ended March 31, 2019 was $92,000.

Note 6. Stock-Based Compensation

In 2014, the Company adopted the 2014 Stock Plan (the 2014 Plan) under which 2,973,736 shares of the Company’s common stock have been reserved for issuance to employees, directors and consultants. Under the 2014 Plan, the Board of Directors may grant incentive stock options or non-statutory stock options. Incentive stock options may only be granted to Company employees. The exercise price of incentive stock options and non- statutory stock options will be no less than 100% of the fair value per share of the Company’s common stock on the grant date. If an individual owns capital stock representing more than 10% of the outstanding shares, the price of each share will be at 110% of the fair value. Fair value is determined by the Board of Directors. Options expire after ten years (five years for stockholders owning greater than 10% of all classes of stock). For options that have been exercised prior to vesting, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason.

As noted in Note 10 Subsequent Events, our 2014 Stock Plan was amended, restated and re-named the 2019 Equity Incentive Plan, or 2019 Plan, by our board of directors on April 24, 2019 and our stockholders on April 25, 2019. The 2019 Plan became effective on May 7, 2019.

For the three months ended March 31, 2019, the Company recognized $190,000 of stock-based compensation expense related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements.

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2018	1,885,504	1.57	9.07	1,252,496
Options granted	397,055	6.91	9.87
Options exercised	(154,557)	0.41
Options cancelled	(66,180)	2.23
Balance at March 31, 2019	2,061,822	2.66	9.20	8,759,422
Options vested and expected to vest as of March 31, 2019	2,061,822	2.66	9.20	8,759,422
Options exercisable as of March 31, 2019	1,003,660	0.82	8.05	6,114,427

The total unrecognized share-based compensation cost at March 31, 2019 amounted to approximately $3,155,694 which is expected to be recognized over the next four years.

Note 7. Related Party Transactions

In June 2014, the Company entered into a research grant and license agreement (the Agreement) with a stockholder of the Company. The Agreement requires the Company to pay royalties to the stockholder in the amount of 3% of gross revenues not to exceed $1.05 million. This agreement was amended in April 2019 and the royalty payment provision was removed.

As described in Note 5, the Company entered into a three-year lease agreement with a Series B redeemable preferred stock investor. The lease began on July 16, 2018 and provides 3,185 square feet of office space in South San Francisco, California. The Company issued 114,437 restricted shares of its Series B redeemable convertible preferred stock in exchange for the leased facility. During the three months ended March 31, 2019, 9,537 shares vested under the lease agreement.

As described in Note 1, the Company completed its IPO in May 2019. As a result of the IPO, 82,649 shares of previously restricted Series B redeemable convertible preferred stock under the lease agreement became fully vested and were converted to common stock.

Note 8. Income Taxes

The Company has a history of losses and expects to record a loss in 2019.

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations. No provision for income taxes has been recorded due to the available net operating loss carry forwards of approximately $28 million will begin to expire in 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future deferred tax assets.

Note 9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2019	2018
Series A redeemable convertible preferred stock	9,008,919	9,008,919
Series B redeemable convertible preferred stock	9,152,108	—
Warrants	27,941	27,941
Options issued and outstanding	2,061,822	879,696
Total	20,250,790	9,916,556

Note 10. Subsequent Events

In May 2019, the Company completed an initial public offering (“IPO”) through issuing and selling 5,073,800 shares of common stock at a public offering price of $17.00 per share, including 661,800 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, was approximately $78.1 million. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 18,161,027 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In April 2019, the Company’s 2014 Stock Plan was amended, restated and re-named the 2019 Equity Incentive Plan (the “2019 Plan”), by the Company’s board of directors and the Company’s stockholders. The 2019 Plan became effective on May 7, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,131,549 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2019 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to the least of 4% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year, 2,146,354 shares or such lesser amount as determined by the Company’s board of directors.

The Company’s Employee Stock Purchase Plan, or 2019 ESPP, was adopted by the Company’s board of directors on April 24, 2019 and approved by the Company’s stockholders on April 25, 2019. The 2019 ESPP became effective on May 7, 2019. The Company reserved 268,295 shares of its common stock for issuance under the 2019 ESPP. The number of shares reserved for issuance under the 2019 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year. The ESPP has not yet been implemented and it may or may not be implemented at the discretion of the Company.

The Company has completed an evaluation of all subsequent events through the date these financial were issued to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis and the unaudited interim condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our final prospectus filed with the Securities and Exchange Commission, or SEC, on May 9, 2019 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, which we refer to as our Prospectus. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Cortexyme,” “we,” “us” and “our” refer to Cortexyme, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A -“Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical stage biopharmaceutical company pioneering a novel disease-modifying therapeutic approach to treat what we believe to be a key underlying cause of Alzheimer’s and other degenerative diseases. Our approach is based on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the brains of greater than 90% of more than 100 Alzheimer’s patients observed across multiple studies to date. Additionally, we have observed that P. gingivalis infection causes Alzheimer’s pathology in animal models, and these effects have been successfully treated with a gingipain inhibitor in preclinical studies. Our proprietary lead drug candidate, COR388, is an orally administered, brain-penetrating small molecule gingipain protease inhibitor. COR388 was well-tolerated with no concerning safety signals in our Phase 1a and Phase 1b clinical trials conducted to date, which enrolled a total of 67 subjects, including nine patients with mild to moderate Alzheimer’s disease. We initiated a global Phase 2/3 clinical trial of COR388, called the GAIN trial, in mild to moderate Alzheimer’s patients in April 2019 and expect top-line results by the end of 2021.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our research programs. These expenses include payroll and personnel expenses, including stock-based compensation, for our research and product development employees, laboratory supplies, product licenses, consulting costs, contract research, preclinical and clinical expenses, and depreciation. We expense both internal and external research and development costs as they are incurred. Non-refundable advance payments and deposits for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as an expense as the related services are performed.

To date, substantially all of our research and development expenses have supported the advancement of COR388 and our other drug candidates are in early-stage preclinical development. As a result, we do not allocate our costs to individual drug candidates. We expect that at least for the foreseeable future, a substantial majority of our research and development expense will support the clinical and regulatory development of COR388.

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of COR388 and advance other drug candidates into preclinical and clinical development. Over the next few years, we expect our preclinical, clinical and contract manufacturing expenses to increase significantly relative to what we have incurred to date. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

We initiated a global Phase 2/3 clinical trial of COR388, called the GAIN trial, in mild to moderate Alzheimer’s patients in April 2019 and expect top-line results by the end of 2021.The duration, costs and timing of our clinical trial and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following

•	per patient trial costs;
•	biomarker analysis costs;
•	the cost and timing of drug manufacturing for the trials;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies; and
•	the efficacy and safety profile of the product candidates.

Because our product candidate is still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.

General and Administrative

General and administrative expenses consist principally of personnel-related costs, including payroll and stock-based compensation, for personnel in executive, finance, human resources, business and corporate development, and other administrative functions, professional fees for legal, consulting, and accounting services, rent and other facilities costs, depreciation, and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses will increase substantially as a result of staff expansion and additional occupancy costs, as well as costs associated with being a public company, including higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs associated with being a public company.

Interest Income

Interest income consists of interest earned on our cash equivalents and investment gains and losses recognized during the period.

Interest Expense

Interest expense consists primarily of non-cash charges relating to expenses settled with the issuance of equity.

Results of Operations

Three Months Ended March 31, 2019 and 2018

The following sets forth our results of operations for the three months ended March 31, 2019 (in thousands):

	Three months ended March 31,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$4,825	$2,413	$2,412	100.0%
General and administrative	1,250	347	903	260.2%
Loss from operations	(6,075)	(2,760)	(3,315)	120.1%
Interest income	394	—	394	N/A
Interest expense	—	(599)	599	N/A
Changes in fair value of derivative liability	—	(18)	18	N/A
Net loss	$(5,681)	$(3,377)	$(2,304)	68.2%

Research and Development Expenses (in thousands)

	Three months ended March 31,		Change
	2019	2018	$	%
Direct research and development expenses:
COR388	$4,239	1,627	$2,612	160.5%
Other direct research costs	136	109	27	24.8%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	268	502	(234)	(46.6)%
Facilities and other research and development expenses	182	175	7	4.0%
Total research and development expenses	$4,825	$2,413	$2,412	100.0%

Research and development expenses were $4.8 million for the three months ended March 31, 2019, compared to $2.4 million for the three months ended March 31, 2018. The increase of $2.4 million was driven mostly by an increase of $1.7 million in drug manufacturing and $2.0 million in clinical trial expenses for our lead product candidate, COR388, which entered into Phase 2/3 clinical trials in 2019. This was offset by a decrease of $1.1 million in Phase I clinical trial expenses for COR388 incurring in 2018 Additionally, we experienced a net decrease of $0.2 million in personnel related expenses which was comprised of an increase in compensation and benefit costs of $0.3 million and a decrease of $0.5 million in payroll taxes related to refundable research and development payroll tax credits recorded in the first quarter of 2019.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 260%, from $0.3 million for the three months ended March 31, 2018 to $1.2 million for three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to an increase of $0.2 million in personnel costs as a result of an increase in our employee headcount and an increase of $0.7 million in legal and accounting fees and other professional service fees associated with becoming a public company.

Interest Income

Interest income increased $0.4 from $0 for the three months ended March 31, 2019. The increase was due to interest income of $0.4 million as a result of increased average cash balances from the proceeds of our Series B fundraising which occurred in May 2018.

Interest Expense

Interest expense decreased $0.6 million for the periods presented. The decrease was due to the conversion of all of our outstanding convertible notes payable including accrued interest to preferred stock in May 2018 in connection with the Company’s Series B Preferred stock financing.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2019, we had an accumulated deficit of $38.5 million. As of March 31, 2019, we had cash, cash equivalents and short-term investments of $59.0 million.

Based on our existing business plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our anticipated level of operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission.

Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our Phase 2/3 drug candidate, COR388, and other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our product candidate is still in the early stages of clinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise capital when needed, we will need to delay, reduce or terminate planned activities to reduce costs.  Doing so will likely harm our ability to execute our business plans. We may also be required to sell or license to others rights to our drug candidate in certain territories or indications that we would prefer to develop and commercialize ourselves.

As noted earlier, the Company completed an initial public offering; or the IPO in May 2019 by issuing and selling 5,073,800 shares of common stock at a public offering price of $17.00 per share, including 661,800 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, was approximately $78.1 million. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 18,161,027 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding. As of March 31, 2019, the Company had incurred $1.1 million of deferred offering costs, which will be offset against the net proceeds received from the sale of common stock.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three months ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating Activities	$(7,216)	$(3,177)
Investing Activities	3,164	—
Financing Activities	64	238
Net decrease in cash and cash equivalents	$(3,988)	$(2,939)

Operating Activities

Net cash used in operating activities was $7.2 million for the three months ended March 31, 2019 and $3.2 million for the three months ended March 31, 2018. Cash used in operating activities in the three months ended March 31, 2019 was primarily due to our net loss for the period of $5.7 million, and also by use of cash in our prepaid expenses of $3.6 million offset by cash provided by increases in our accounts payable and accrued expenses of $2.2 million related to the activities surrounding the start of our Phase 2/3 clinical trial.

Investing Activities

Cash provided by investing activities was $3.2 million in the three months ended March 31, 2019, primarily related to the purchase of investments of $25.6 million, and maturities of short-term investments of $28.8 million. We did not have any investing cash flows in the three months ended March 31, 2018.

Financing Activities

Cash provided by financing activities was $0.1 million in the three months ended March 31, 2019, which consisted primarily of net proceeds from the exercise of stock options in the period.

Cash provided by financing activities was $0.2 million in the three months ended March 31, 2018, which consisted of net proceeds from the issuance of convertible notes.

Contractual Obligations and Commitments

Commitments

There have been no material changes to our contractual obligations and other commitments as of March 31, 2019, as compared to those disclosed in our Prospectus.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC.

JOBS Act

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with accrued research and development expenditures and stock-based compensation have the most significant impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Prospectus.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed financial statements appearing under Part 1, Item 1 of this report for a discussion of new accounting standards updates that may impact us.

Available information

Our corporate website address is www.cortexyme.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC's website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Quarterly Report on Form 10-Q is not incorporated by reference in this Form 10-Q unless expressly noted. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, invested in compliance with our policy.

We had cash, cash equivalents, and marketable securities of $64.5 million as of March 31, 2019, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the quarter ended March 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended or the Exchange Act, is recorded, communicated to our management to allow timely decisions regarding required disclosure, summarized and reported within the time periods specified in the SEC's rules and forms.

Under the supervision and with the participation of our management, including the Chief Executive Officer or CEO and Chief Financial Officer or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting at December 31, 2018, which we view as an integral part of our disclosure controls and procedures, discussed in further detail below.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a15(f). Our internal control over financial reporting is a process designed, under the supervision and, with the participation of our CEO and CFO who serves as our principal executive officer and principal financial officer, respectively, overseen by our Board of Directors and implemented by our management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of March 31, 2019, our internal control over financial reporting was not effective. Because we are a smaller reporting company, BDO USA, LLP, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with our assessment of the effectiveness of internal control over financial reporting at December 31, 2018, we identified the following control deficiencies existed at December 31, 2018:

Through December 31, 2018, we had not deployed adequate qualified resources in our corporate accounting department which resulted in material audit adjustments that were needed to modify the financial statements to comply with accounting principles generally accepted in the United States. Certain transactions were not adequately analyzed for accounting ramifications and accounting records contained errors and inaccuracies.

A plan to remediate the internal control deficiencies was implemented during the quarter. We have hired and retained additional financial reporting personnel and are developing and implementing appropriate internal controls and reporting procedures. These remediation efforts continued during the three months ended March 31, 2019 and are expected to be completed during the year ending December 31, 2019.

However, we cannot assure you that these efforts will be effective in timely remediating the material weakness or that additional deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional significant deficiencies or material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed by us in the final prospectus filed by us with the SEC on May 9, 2019. The risk factors included in the final prospectus continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On May 8, 2019, our registration statement on Form S-1 (File No. 333-230853) was declared effective by the SEC for our IPO. At the closing of the offering on May 13, 2019, we sold 5,073,800 shares of common stock, which included the exercise in full by the underwriters of their option to purchase  additional shares, at an IPO price of $17.00 per share and received gross proceeds of $86.3 million, which resulted in net proceeds to us of approximately $78.1 million, after deducting underwriting discounts and commissions of approximately $6.0 million and offering-related transaction costs of approximately $2.2 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC. acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC on May 9, 2019.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	5/13/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	5/13/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	4/29/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated May 23, 2018, by and among the Registrant and certain of its stockholders.	S-1	4/12/2019	4.2
31.1

Certification of Principal Executive Officer as required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
31.2

Certification of Principal Financial Officer as required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cortexyme, Inc.

Date: June 12, 2019	By:	/s/ Casey C. Lynch
Casey C. Lynch
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2019	By:	/s/ Christopher Lowe
Christopher Lowe
Chief Financial Officer
(Principal Financial and Accounting Officer)