Form 10-Q
period 2019-06-30
Cortexyme, Inc.
filed 2019-08-09
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, the registrant had 26,841,149 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018 (1)
ASSETS
Current assets:
Cash and cash equivalents	$44,314	$24,872
Short term investments	83,974	46,844
Restricted cash	250	—
Prepaid expenses and other current assets	5,105	868
Total current assets	133,643	72,584
Property and equipment, net	265	283
Right-of-use assets	1,086	—
Long term investments	7,988	—
Other assets	260	10
Total assets	$143,242	$72,877

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts Payable	$5,116	$495
Accrued expenses and other current liabilities	1,909	962
Total current liabilities	7,025	1,457
Total liabilities	7,025	1,457
Commitments and contingencies (Note 6)
Series A redeemable convertible preferred stock, par value $0.001, no shares authorized, issued and outstanding as of June 30, 2019 and 9,008,931 shares authorized, 9,008,919 shares issued and outstanding December 31, 2018; liquidation preference of $0 and $17,178 at June 30, 2019 and December 31, 2018, respectively	—	17,178
Series B redeemable convertible preferred stock, par value $0.001, no shares authorized, issued and outstanding as of June 30, 2019 and 9,430,145 shares authorized, 9,152,108 shares issued and outstanding as December 31, 2018; liquidation preference of $0 and $87,972 at June 30, 2019 and December 31, 2018, respectively	—	86,868
Stockholders’ deficit:
Preferred Stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding June 30, 2019 and no shares authorized, issued and outstanding at December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 and 24,794,114 shares authorized, 26,841,149 and 3,412,366 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	27	3
Additional paid in capital	183,678	245
Accumulated other comprehensive profit (loss)	80	(49)
Accumulated deficit	(47,568)	(32,825)
Total stockholders’ equity / (deficit)	136,217	(32,626)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity / (deficit)	$143,242	$72,877

(1)	The balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$7,109	$2,286	$11,934	$4,699
General and administrative	2,466	357	3,716	704
Total operating expenses	9,575	2,643	15,650	5,403
Loss from operations	(9,575)	(2,643)	(15,650)	(5,403)
Interest income	513	81	907	81
Interest expense	—	(358)	—	(957)
Change in fair value of derivative liability	—	(188)	—	(206)
Net loss	(9,062)	(3,108)	(14,743)	(6,485)
Other comprehensive loss:
Unrealized gain on available for sales securities	103	—	129	—
Total comprehensive loss	(8,959)	(3,108)	(14,614)	(6,485)
Net loss per share - basic and diluted	(0.57)	(0.93)	(1.52)	(1.93)
Weighted average shares of common stock outstanding - basic and diluted	15,849,189	3,360,109	9,719,173	3,360,049

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended June 30, 2019 and 2018
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	(Deficit)
Balance March 31, 2019	9,008,919	$17,178	9,152,108	$86,960	3,566,923	$4	$498	$(23)	$(38,506)	$(38,027)
Exercise of stock options	—	—	—	—	11,458	—	5	—	—	5
Stock based compensation	—	—	—	—	—	—	377	—	—	377
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	856	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(9,008,919)	(17,178)	(9,152,108)	(87,816)	18,161,027	18	104,976	—	—	104,994
Initial public offering of common stock, net of issuance costs	—	—	—	—	5,073,800	5	77,822	—	—	77,827
Exercise of stock warrant	—	—	—	—	27,941	—	—	—	—	—
Other Comprehensive Loss	—	—	—	—	—	—	—	103	—	103
Net Loss	—	—	—	—	—	—	—	—	$(9,062)	(9,062)
Balance June 30, 2019	—	$—	—	$—	26,841,149	$27	$183,678	$80	$(47,568)	$136,217

Balance March 31, 2018	9,008,919	$17,178	—	—	3,361,016	$3	$79	—	$(23,726)	$(23,644)
Stock based compensation	—	—	—	—	—	—	14	—	—	14
Proceeds from Series B redeemable convertible preferred stock, net of issuance costs	—	—	7,890,466	75,688	—	—	—	—	—	—
Conversion of convertible promissory notes to common stock	—	—	1,147,205	11,027	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	—	—	(3,108)	(3,108)
Balance June 30, 2018	9,008,919	$17,178	9,037,671	$86,715	3,361,016	$3	$93	$—	$(26,834)	$(26,738)

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity/ (Deficit) (continued)

(Unaudited)

(In thousands, except share and per share amounts)

For the six months ended June 30, 2019 and 2018
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	(Deficit)
Balance January 1, 2019	9,008,919	$17,178	9,152,108	$86,868	3,412,366	$3	$245	$(49)	$(32,825)	$(32,626)
Exercise of stock options	—	—	—	—	166,015	1	68	—	—	69
Stock based compensation	—	—	—	—	—	—	567	—	—	567
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	948	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(9,008,919)	(17,178)	(9,152,108)	(87,816)	18,161,027	18	104,976	—	—	104,994
Initial public offering of common stock, net of issuance costs	—	—	—	—	5,073,800	5	77,822	—	—	77,827
Exercise of stock warrant	—	—	—	—	27,941	—	—	—	—	0
Other Comprehensive Income	—	—	—	—	—	—	—	129	—	129
Net Loss	—	—	—	—	—	—	—	—	(14,743)	(14,743)
Balance June 30, 2019	—	$—	—	$—	26,841,149	$27	$183,678	$80	$(47,568)	$136,217

Balance January 1, 2018	9,008,919	$17,178	—	$—	3,361,016	$3	$66	$—	$(20,349)	$(20,280)
Stock based compensation	—	—	—	—	—	—	27	—	—	27
Proceeds from Series B redeemable convertible preferred stock, net of issuance costs			7,890,466	75,688
Conversion of convertible promissory notes to common stock			1,147,205	11,027
Net Loss	—	—	—	—	—	—	—	—	(6,485)	(6,485)
Balance June 30, 2018	9,008,919	$17,178	9,037,671	$86,715	3,361,016	$3	$93	$—	$(26,834)	$(26,738)

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net Loss	$(14,743)	$(6,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense related to convertible promissory notes	—	262
Non-cash rent expense	184	—
Stock based compensation	567	27
Depreciation and amortization	53	17
Accretion of discount on convertible promissory notes payable	—	694
Amortization of discount on available for sale investments	(395)	—
Change in fair value of derivative liability	—	206
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,515)	(265)
Other assets	(250)	—
Accounts payable	4,621	(147)
Accrued expenses and other current liabilities	947	(106)
Net cash used in operating activities	(13,531)	(5,797)
Cash flow from investing activities:
Purchase of investments	(88,593)	—
Proceeds from maturities of investments	43,940	—
Purchase of property and equipment	(20)	(14)
Net cash provided by investing activities	(44,673)	(14)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory note payable	—	250
Proceeds from issuance of commons stock upon exercise of stock options	69	—
Proceeds from Series B redeemable convertible preferred stock	—	75,688
Proceeds from initial public offering, net of stock offering costs	77,827	—
Net cash provided by financing activities	77,896	75,938
Net increase / (decrease) in cash, cash equivalents and restricted cash	19,692	70,127
Cash, cash equivalents and restricted cash at beginning of period	24,872	7,393
Cash, cash equivalents and restricted cash at end of period	$44,564	$77,520

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$878	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$278
Conversion of Series A redeemable convertible preferred stock to common stock on initial public offering	$17,178	$—
Conversion of Series B redeemable convertible preferred stock to common stock on initial public offering	$87,816	$—
Acceleration of vesting of Series B redeemable convertible preferred stock on initial public offering	$856	$—

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

Initial Public Offering

On May 8, 2019, the Company’s registration statement on Form S-1 (File No. 333-230853) for its initial public offering of common stock (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). On May 13, 2019, the Company closed its IPO with the sale of 5,073,800 shares of common stock, which included 661,800 shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $17.00 per share, resulting in net proceeds of $77.8 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company.

In addition, in connection with the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 18,161,027 shares of common stock, and there are no shares of redeemable convertible preferred stock outstanding.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2019, the Company had an accumulated deficit of $47.6 million. Since inception through June 30, 2019, the Company has funded operations primarily with the net proceeds of the convertible promissory notes, from the issuance of redeemable convertible preferred stock and from the net proceeds of $77.8 million from the closing of the IPO on May 13, 2019. As of June 30, 2019, the Company had cash, cash equivalents, and short-term investments of $128.3 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited financial statements.

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

The condensed balance sheet as of June 30, 2019, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the condensed statements of stockholders’ deficit as of June 30, 2019 and 2018, the condensed statements of cash flows for the six months ended June 30, 2019 and 2018, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s final prospectus (the “Prospectus”) filed with the SEC on May 9, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies described in the Prospectus, dated May 8, 2019 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value. There are no unrealized gains or losses on the money market funds for the periods presented.

Restricted cash as of June 30, 2019 relates to a compensating balance to secure a credit card facility.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$44,314	$77,470
Restricted cash	250	50
Total cash, cash equivalents and restricted cash	$44,564	$77,520

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2019 and December 31, 2018 are presented in the following tables (in thousands):

	Fair Value Measurements at June 30, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$16,248	$—	$—	$16,248
Certificates of Deposit	Level 2	24,700	34	—	24,734
Repurchase Agreements	Level 2	12,000	—	—	12,000
Corporate notes	Level 2	10,888	3	(9)	10,882
U.S. government notes	Level 2	61,065	51	—	61,116
Asset backed securities	Level 2	5,445	1	—	5,446
Total cash equivalents and investments		$130,346	$89	$(9)	$130,426

Classified as:
Cash equivalents					$38,464
Short-term investments					83,974
Long-term investments					7,988
Total cash equivalents and investments					$130,426

	Fair Value Measurements at December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$11,815	$—	$—	$11,815
Commercial paper	Level 2	14,362	—	(2)	14,360
Corporate notes	Level 2	16,129	—	(18)	16,111
U.S. government notes	Level 2	8,980	—	(1)	8,979
Asset backed securities	Level 2	9,220	—	(28)	9,192
Total cash equivalents and investments		$60,506	$—	$(49)	$60,457

Classified as:
Cash equivalents					$13,613
Short-term investments					46,844
Total cash equivalents and investments					$60,457

As of June 30, 2019, the remaining contractual maturities of available-for-sale securities was approximately five months. There have been no significant realized losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company believes it had no other-than-temporary impairments on these securities as of June 30, 2019, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

For the three and six months ended June 30, 2018, the Company realized $188,000 and $206,000 of expenses, respectively for a redemption premium feature accounted for as embedded derivative liability in accordance with ASC 815.   The derivative liability is revalued at the end of each reporting period and any change in fair value is recognized in “Change in fair value of redemption premium liability” in the Statement of Operations. This liability was extinguished in May, 2018 with the Series B redeemable preferred stock financing.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4. Balance Sheet Components

Prepaid expenses and Other Current Assets

Prepaid expenses and Other Current Assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid expenses	$150	$47
Prepaid Insurance	2,042	—
Prepaid clinical trial expenses	2,328	587
Prepaid drug manufacturing	58	—
Prepaid research and development expenses	81	166
Other assets	446	68
Total prepaid expenses and other current assets	$5,105	$868

Property and Equipment

Property and Equipment consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Lab Equipment	$398	$378
Less: accumulated depreciation	(133)	(95)
Property and equipment, net	$265	$283

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Personnel expenses	$535	$483
Professional fees	155	75
Clinical trial expenses	327	—
Drug manufacturing expenses	670	—
Research and development expenses	196	380
Other	26	24
Total accrued liabilities	$1,909	$962

Note 5. Leases

As described in “Note 2 Summary of Significant Accounting Policies,” the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with historic accounting under Topic 840.

Real Estate Operating Leases

In June 2018, the Company entered into a three-year lease agreement with no renewal options with a related party, one of the investors in the Series B redeemable convertible preferred stock. The lease began on July 16, 2018 and provides 3,185 square feet of office and laboratory space in South San Francisco, California. The Company issued 114,437 shares of its Series B redeemable convertible preferred stock with a fair value of $1.1 million in exchange for the leased facility. No other payments are due under the lease. The common area maintenance and other operating costs are included in the base rent. 100% of the issued shares were initially subject to a repurchase option. Pursuant to the terms of the lease, each month beginning on the one-month anniversary of the commencement date of the lease, 1/36th of the total shares are released from the repurchase option until all shares are released over the lease period of three years. The scheduled release of shares ceased immediately upon the IPO which was a terminating event.

The Company completed its IPO on May 13, 2019 and as a result, pursuant to the terms of the lease agreement, all previously unvested shares were fully vested and as part of the IPO process, all outstanding shares of the Company’s redeemable convertible preferred stock including the Series B redeemable convertible preferred stock issued in connection with the lease agreement were converted into shares of the Company’s common stock on a 1-for-1 basis and the operating lease liability was extinguished.

In May 2019 the Company entered into an amendment to the lease agreement to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company paid a one-time fee of approximately $63,000 for the additional space and the lease agreement will terminate in July 2021. No other payments are due under the lease agreement and no renewal option is available. As the entire lease is prepaid, there is no associated lease liability.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of June 30, 2019, future rent expense of $822,000 will be recognized over the remaining term of 25 months on a straight-line basis over the respective lease period. Rent expense for the operating lease for the three months and six months ended June 30, 2019 was $92,000 and $184,000 respectively.

Clinical Equipment Financing Lease

During the second quarter, the Company began using certain vendor supplied equipment in connection with its on-going clinical trial. The Company analyzed the agreement and determined that it contained an embedded lease. Under the agreements, the Company has prepaid for the use of the equipment through the leases term of approximately 2.5 years. As a result, the Company has no lease liability associated with these right of use assets. The Company recognizes the lease expense research and development expenses in the statement of operations and recognizes expense on a straight-line basis over the lease term of approximately 2.5 years. Amortization expense of the financing lease right of use asset for the three and six months ended June 30, 2019 was $15,000 and $15,000 respectively.

Operating and finance lease right of use asset amounts consist of the following:

Right of use assets- operating lease	$823
Right of use assets- financing lease	278
Less: accumulated depreciation	(15)
Total right of use assets	$1,086

The Company determined its operating and finance lease liabilities for operating lease using a discount rate of 4.00% based on the rate that the Company would have to pay to borrow on a collateralized basis for a similar lease an amount equal to the lease payments in a similar economic environment. As of June 30, 2019, the weighted-average remaining lease term for the operating leases  was 2.1 years. The weighted-average remaining lease term for the finance lease was 2.5 years.

Note 6. Stock-Based Compensation

On December 4, 2014, the Company’s stockholders approved the 2014 Stock Plan (“2014 Plan”), and most recently amended the 2014 Plan on April 25, 2019.  The 2014 Plan was amended, restated and re-named the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective as of May 7, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The remaining shares available for issuance under the 2014 Plan were added to the shares reserved for issuance under the 2019 Plan.

The 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants.  The maximum aggregate number of shares that may be issued under the 2019 Plan is 5,131,549 shares of the Company’s common stock. In addition, the number of shares available for issuance under the 2019 Plan will be annually increased on the first day of each of its fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Company’s Board of Directors may determine.

The 2019 Plan may be amended, suspended or terminated by the Company’s Board of Directors at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the 2019 Plan as required by applicable law or listing requirements. Unless sooner terminated by the Company’s Board of Directors, the 2019 Plan will automatically terminate on April 23, 2029.

As of June 30, 2019, the Company had 2,591,031 shares available for future issuance under the 2019 Plan.

For the three months and six months ended June 30, 2019, the Company recognized $377,000 and $567,000 of stock-based compensation expense, respectively related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements.

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2018	1,885,504	1.57	9.07	$1,252,496
Options granted	617,637	9.33	9.69
Options exercised	(166,015)	0.41
Options cancelled	(66,180)	2.23
Balance at June 30, 2019	2,270,946	3.74	9.20	81,680,409
Options vested and expected to vest as of June 30, 2019	2,270,946	3.74	9.20	81,680,409
Options exercisable as of June 30, 2019	446,367	1.06	7.99	$18,500,177

The total unrecognized share-based compensation cost at June 30, 2019 amounted to approximately $4,852,000 which is expected to be recognized over the next four years.

Employee Stock Purchase Plan

On April 24, 2019, the Company’s Board of Directors adopted its 2019 Employee Stock Purchase Plan (“2019 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on May 7, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2019 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 268,295 shares of common stock for issuance under the 2019 ESPP. In addition, the number of shares reserved for issuance under the 2019 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,589 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s Board of Directors. The 2019 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The administrator has not yet approved an offering under the 2019 ESPP.

Note 7. Related Party Transactions

In June 2014, the Company entered into a research grant and license agreement (the Agreement) with a stockholder of the Company. The Agreement requires the Company to pay royalties to the stockholder in the amount of 3% of gross revenues not to exceed $1.05 million. This agreement was amended in April 2019 and the royalty payment provision was removed.

As described in Note 5, the Company entered into a three-year lease agreement with a Series B redeemable preferred stock investor. The lease began on July 16, 2018 and provides 3,185 square feet of office space in South San Francisco, California. The Company issued 114,437 restricted shares of its Series B redeemable convertible preferred stock in exchange for the use of the leased facility. In May 2019, The Company entered into an amendment to the lease agreement to rent additional space in the same building for a on-time payment of approximately $63,000 on the same terms as the July 2018 agreement except rent.

As described in Note 1, the Company completed its IPO in May 2019. As a result of the IPO, in addition to the 229,453 shares of Series B redeemable convertible preferred stock held by the investor, an additional 82,649 shares of the Company’s Series B redeemable convertible preferred stock under issued pursuant the lease agreement fully vested and were converted into common stock of the Company on a one-to-one basis.

Note 8. Income Taxes

The Company has a history of losses and expects to record a loss in 2019.

The Company accounts for income taxes under ASC Topic 740 – Income Taxes. Under this standard, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations. No provision for income taxes has been recorded due to the available net operating loss carry forwards.   Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future deferred tax assets.

Note 9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2019	2018
Series A redeemable convertible preferred stock	—	9,008,919
Series B redeemable convertible preferred stock	—	9,037,671
Warrants	—	27,941
Options issued and outstanding	2,270,946	879,696
Total	2,270,946	18,954,227

Note 10. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date these financial were issued. Based on its evaluation, there were no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis and the unaudited interim condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our final prospectus filed with the Securities and Exchange Commission, or SEC, on May 9, 2019 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, which we refer to as our Prospectus. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Cortexyme,” “we,” “us” and “our” refer to Cortexyme, Inc. In preparing the Management’s Discussion and Analysis below, we presume the readers have access to and have read the Management’s Discussion and Analysis in our Prospectus, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

We initiated a global Phase 2/3 clinical trial of COR388, called the GAIN trial, in mild to moderate Alzheimer’s patients in April 2019 and expect top-line results by the end of 2021.The duration, costs and timing of our clinical trial and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following sets forth our results of operations for the three months ended June 30, 2019 (in thousands):

	Three months ended June 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	7,109	2,286	4,823	211.0%
General and administrative	2,466	357	2,109	590.8%
Loss from operations	9,575	2,643	6,932	262.3%
Interest income	513	81	432	533.3%
Interest expense	—	(358)	(358)	100.0%
Changes in fair value of derivative liability	—	(188)	(188)	100.0%
Net loss	9,062	3,108	5,954	191.6%

Research and Development Expenses (in thousands)

	Three months ended June 30,		Change
	2019	2018	$	%
Direct research and development expenses:
COR388	5,637	1,354	$4,283	316.3%
Other direct research costs	327	154	173	112.3%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	927	519	408	78.6%
Facilities and other research and development expenses	218	259	(41)	(15.8)%
Total research and development expenses	7,109	2,286	$4,823	211.0%

Research and development expenses were $7.1 million for the three months ended June 30, 2019, compared to $2.3 million for the three months ended June 30, 2018. The increase of $4.8 million was driven mostly by increases of $4.7 million in clinical trial expenses for our lead product candidate, COR388 which entered into Phase 2/3 clinical trials in 2019 and $0.5 million in drug manufacturing costs. This was offset by a decrease of $0.8 million in Phase I clinical trial expenses for COR388 incurring in 2018. Additionally, we experienced a net increase of $0.4 million in personnel related expenses which was comprised of an increase in compensation and benefit costs of $0.3 million and $0.1 million in allocated stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 591%, from $0.4 million for the three months ended June 30, 2018 to $2.5 million for three months ended June 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $1.4 million in legal and accounting fees and other professional service fees associated with becoming a public company. Personnel costs increased $0.7 million due to an increase in our employee headcount and stock-based compensation expense related to those employees.

Interest Income

Interest income was $0.5 million for the three months ended June 30, 2019 compared to $0.1 million for the three months ended June 30, 3018. The increase was a result of increased average cash and investment balances from the proceeds of our initial public offering which closed in May 2019.

Interest Expense

Interest expense decreased $0.4 million for the periods presented. The decrease was due to the conversion of all of our outstanding convertible notes payable including accrued interest to preferred stock in May 2018 in connection with the Company’s Series B Preferred stock financing.

Six Months Ended June 30, 2019 and 2018

The following sets forth our results of operations for the six months ended June 30, 2019 (in thousands):

	Six months ended June 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$11,934	$4,699	$7,235	154.0%
General and administrative	3,716	704	3,012	427.8%
Loss from operations	(15,650)	(5,403)	(10,247)	189.7%
Interest income	907	81	826	1,019.8%
Interest expense	—	(957)	957	(100.0)%
Changes in fair value of derivative liability	—	(206)	206	(100.0)%
Net loss	$(14,743)	$(6,485)	$(8,258)	127.3%

Research and Development Expenses (in thousands)

	Six months ended June 30,		Change
	2019	2018	$	%
Direct research and development expenses:
COR388	$9,876	2,981	$6,895	231.3%
Other direct research costs	463	263	200	76.0%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	1,195	1,021	174	17.0%
Facilities and other research and development expenses	400	434	(34)	(7.8)%
Total research and development expenses	$11,934	$4,699	$7,235	154.0%

Research and development expenses were $11.9 million for the six months ended June 30, 2019, compared to $4.7 million for the six months ended June 30, 2018. The increase of $7.2 million was driven mostly by an increase of $2.2 million in drug manufacturing and $6.6 million in clinical trial expenses for our lead product candidate, COR388, which entered into Phase 2/3 clinical trials in 2019. This was offset by a decrease of $1.8 million in Phase I clinical trial expenses for COR388 incurred in 2018 Additionally, we experienced a net increase of $0.2 million in personnel related expenses which was comprised of an increase in compensation and benefit costs of $0.6 million, an increase of $0.1 million in stock-based compensation and a decrease of $0.5 million in payroll taxes related to refundable research and development payroll tax credits recorded in the first quarter of 2019.

General and Administrative Expenses

General and administrative expenses increased $3.0 million, or 431%, from $0.7 million for the six months ended June 30, 2018 to $3.7 million for six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $0.9 million in personnel costs as a result of an increase in our employee headcount and an increase of $2.0 million in legal and accounting fees and other professional service fees associated with becoming a public company.

Interest Income

Interest income increased $0.8 from $0.1 for the six months ended June 30, 2018 to $0.9 for the six months ended June 30, 2019. The increase was a result of increased average cash balances from the proceeds of our initial public offering which closed in May 2019.

Interest Expense

Interest expense decreased $1.0 million for the periods presented. The decrease was due to the conversion of all of our outstanding convertible notes payable including accrued interest to preferred stock in May 2018 in connection with the Company’s Series B Preferred stock financing.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2019, we had an accumulated deficit of $47.6 million. As of June 30, 2019, we had cash, cash equivalents and short-term investments of $128.3 million.

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

As noted earlier, the Company completed an initial public offering; or the IPO in May 2019 by issuing and selling 5,073,800 shares of common stock at a public offering price of $17.00 per share, including 661,800 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, was approximately $77.8 million. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 18,161,027 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six months ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating Activities	$(13,531)	$(5,797)
Investing Activities	(44,673)	(14)
Financing Activities	77,896	75,938
Net increase in cash and cash equivalents	$19,692	$70,127

Operating Activities

Net cash used in operating activities was $13.5 million for the six months ended June 30, 2019 and $5.8 million for the six months ended June 30, 2018. Cash used in operating activities in the six months ended June 30, 2019 was primarily due to our net loss for the period of $14.7 million, and also by use of cash in our prepaid expenses and other assets of $4.8 million offset by cash provided by increases in our accounts payable and accrued expenses of $5.6 million related to the activities surrounding our Phase 2/3 clinical trial. Non-cash operating activities accounted for $0.4 of the net loss.

Investing Activities

Cash used by investing activities was $44.7 million in the six months ended June 30, 2019, primarily related to investment of the IPO proceeds received in May 2019.

Financing Activities

Cash provided by financing activities was $77.9 million in the six months ended June 30, 2019, which consisted primarily of net proceeds from the initial public offering in the period.

Cash provided by financing activities was $76.0 million in the six months ended June 30, 2018, which consisted of net proceeds from the Company’s Series B redeemable convertible preferred stock financing and the issuance of convertible promissory notes payable.

Contractual Obligations and Commitments

Commitments

There have been no material changes to our contractual obligations and other commitments as of June 30, 2019, as compared to those disclosed in our Prospectus.

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

We had cash, cash equivalents, and marketable securities of $136.3 million as of June 30, 2019, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three and six months ended June 30, 2019.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer or CEO and Chief Financial Officer or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting at December 31, 2018, which we view as an integral part of our disclosure controls and procedures, discussed in further detail below.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a15(f).

We identified the following material weaknesses at December 31, 2018:

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

A plan to remediate the internal control deficiencies was implemented during the first quarter. We have hired and retained additional financial reporting personnel and are developing and implementing appropriate internal controls and reporting procedures. These remediation efforts continued during the three months ended June 30, 2019 and are expected to be completed during the year ending December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed by us in the Prospectus filed by us with the SEC on May 9, 2019. The risk factors included in the Prospectus continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On May 8, 2019, our registration statement on Form S-1 (File No. 333-230853) was declared effective by the SEC for our IPO. At the closing of the offering on May 13, 2019, we sold 5,073,800 shares of common stock, which included the exercise in full by the underwriters of their option to purchase  additional shares, at an IPO price of $17.00 per share and received gross proceeds of $86.3 million, which resulted in net proceeds to us of approximately $77.8 million, after deducting underwriting discounts and commissions of approximately $6.0 million and offering-related transaction costs of approximately $2.5 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC. acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus filed by us with the SEC on May 9, 2019.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	5/13/2019	3.1
3.2	Amended and Restated Bylaws.	8-K	5/13/2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	4/29/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated May 23, 2018, by and among the Registrant and certain of its stockholders.	S-1	4/12/2019	4.2
10.1	Amendment No. 1 to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated April 2, 2019.				X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Cortexyme, Inc.

Date: August 9, 2019	By:	/s/ Casey C. Lynch
Casey C. Lynch
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Christopher Lowe
Christopher Lowe
Chief Financial Officer
(Principal Financial and Accounting Officer)