Form 10-Q
period 2019-09-30
Cortexyme, Inc.
filed 2019-11-12
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 26,852,483 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018 (1)
ASSETS
Current assets:
Cash and cash equivalents	$44,740	$24,872
Short term investments	75,730	46,844
Restricted cash	250	—
Prepaid expenses and other current assets	3,649	868
Total current assets	124,369	72,584
Property and equipment, net	270	283
Right-of-use assets	1,171	—
Long term investments	7,341	—
Other assets	263	10
Total assets	$133,414	$72,877

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts Payable	$2,295	$495
Accrued expenses and other current liabilities	3,832	962
Total current liabilities	6,127	1,457
Total liabilities	6,127	1,457
Commitments and contingencies
Series A redeemable convertible preferred stock, par value $0.001, no shares authorized, issued and outstanding as of September 30, 2019 and 9,008,931 shares authorized, 9,008,919 shares issued and outstanding December 31, 2018; liquidation preference of $0 and $17,178 at September 30, 2019 and December 31, 2018, respectively	—	17,178
Series B redeemable convertible preferred stock, par value $0.001, no shares authorized, issued and outstanding as of September 30, 2019 and 9,430,145 shares authorized, 9,152,108 shares issued and outstanding as December 31, 2018; liquidation preference of $0 and $87,972 at September 30, 2019 and December 31, 2018, respectively	—	86,868
Stockholders’ deficit:
Preferred Stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding September 30, 2019 and no shares authorized, issued and outstanding at December 31, 2018	—	—
Common stock, $0.001 par value, 100,000,000 and 24,794,114 shares authorized, 26,841,149 and 3,412,366 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	27	3
Additional paid in capital	184,590	245
Accumulated other comprehensive income (loss)	96	(49)
Accumulated deficit	(57,426)	(32,825)
Total stockholders’ equity / (deficit)	127,287	(32,626)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity / (deficit)	$133,414	$72,877

(1)	The balance sheet as of December 31, 2018 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$8,253	$2,290	$20,187	$6,989
General and administrative	2,316	584	6,032	1,288
Total operating expenses	10,569	2,874	26,219	8,277
Loss from operations	(10,569)	(2,874)	(26,219)	(8,277)
Interest income	711	353	1,618	434
Interest expense	—	—	—	(957)
Change in fair value of derivative liability	—	—	—	(206)
Net loss	(9,858)	(2,521)	(24,601)	(9,006)
Other comprehensive income/ (loss):
Unrealized gain / (loss) on available for sales securities	16	(16)	145	(16)
Total comprehensive income/(loss)	(9,842)	(2,537)	(24,456)	(9,022)
Net loss per share - basic and diluted	(0.37)	(0.75)	(1.59)	(2.68)
Weighted average shares of common stock outstanding - basic and diluted	26,841,149	3,361,029	15,489,216	3,360,683

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended September 30, 2019 and 2018
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	(Deficit)
Balance June 30, 2019	—	$—	—	$—	26,841,149	$27	$183,678	$80	$(47,568)	$136,217
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	912	—	—	912
Other comprehensive income	—	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	$(9,858)	(9,858)
Balance September 30, 2019	—	$—	—	$—	26,841,149	$27	$184,590	$96	$(57,426)	$127,287

Balance June 30, 2018	9,008,919	$17,178	9,037,671	86,715	3,361,016	$3	$93	—	$(26,834)	$(26,738)
Stock based compensation	—	—	—	—	—	—	20	—	—	20
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	61	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock in connection with the facility lease agreement	—	—	114,437	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	—	(2,521)	(2,521)
Balance September 30, 2018	9,008,919	$17,178	9,152,108	$86,776	3,361,016	$3	$113	$(16)	$(29,355)	$(29,255)

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity/ (Deficit) (continued)

(Unaudited)

(In thousands, except share and per share amounts)

For the nine months ended September 30, 2019 and 2018
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	(Deficit)
Balance January 1, 2019	9,008,919	$17,178	9,152,108	$86,868	3,412,366	$3	$245	$(49)	$(32,825)	$(32,626)
Exercise of stock options	—	—	—	—	166,015	1	68	—	—	69
Stock based compensation	—	—	—	—	—	—	1,479	—	—	1,479
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	948	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(9,008,919)	(17,178)	(9,152,108)	(87,816)	18,161,027	18	104,976	—	—	104,994
Initial public offering of common stock, net of issuance costs	—	—	—	—	5,073,800	5	77,822	—	—	77,827
Exercise of stock warrant	—	—	—	—	27,941	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	145	—	145
Net loss	—	—	—	—	—	—	—	—	(24,601)	(24,601)
Balance September 30, 2019	—	$—	—	$—	26,841,149	$27	$184,590	$96	$(57,426)	$127,287

Balance January 1, 2018	9,008,919	$17,178	—	$—	3,361,016	$3	$66	$—	$(20,349)	$(20,280)
Stock based compensation	—	—	—	—	—	—	47	—	—	47
Proceeds from Series B redeemable convertible preferred stock, net of issuance costs	—	—	7,890,466	75,688	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock in connection with the conversion of convertible promissory notes and accrued interest	—	—	1,147,205	11,027	—	—	—	—	—	—
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	61	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock in connection with the facility lease agreement			114,437
Other comprehensive loss	—	—	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	—	(9,006)	(9,006)
Balance September 30, 2018	9,008,919	$17,178	9,152,108	$86,776	3,361,016	$3	$113	$(16)	$(29,355)	$(29,255)

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net Loss	$(24,601)	$(9,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense related to convertible promissory notes	—	262
Non-cash rent expense	275	61
Stock based compensation	1,479	47
Depreciation and amortization	112	27
Accretion of discount on convertible promissory notes payable	—	694
Amortization of discount on available for sale investments	(728)	(122)
Change in fair value of derivative liability	—	206
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,281)	20
Other assets	(253)	—
Accounts payable	1,800	50
Accrued expenses and other current liabilities	2,870	39
Net cash used in operating activities	(22,327)	(7,722)
Cash flow from investing activities:
Purchase of investments	(98,475)	(48,103)
Proceeds from maturities of investments	63,070	—
Purchase of property and equipment	(46)	(212)
Net cash used in investing activities	(35,451)	(48,315)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory note payable	—	250
Proceeds from issuance of commons stock upon exercise of stock options	69	—
Proceeds from Series B redeemable convertible preferred stock	—	75,688
Proceeds from initial public offering, net of stock offering costs	77,827	—
Net cash provided by financing activities	77,896	75,938
Net increase in cash, cash equivalents and restricted cash	20,118	19,901
Cash, cash equivalents and restricted cash at beginning of period	24,872	7,393
Cash, cash equivalents and restricted cash at end of period	$44,990	$27,294

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$878	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$500
Conversion of Series A redeemable convertible preferred stock to common stock on initial public offering	$17,178	$—
Conversion of Series B redeemable convertible preferred stock to common stock on initial public offering	$87,816	$—
Acceleration of vesting of Series B redeemable convertible preferred stock on initial public offering	$856	$—
Issuance of Series B redeemable convertible preferred stock in connection with conversion of convertible promissory notes and accrued interest	$—	$11,027
Issuance of Series B redeemable convertible stock for facility lease	$—	$1,100

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2019, the Company had an accumulated deficit of $57.4 million. Since inception through September 30, 2019, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock and from the net proceeds from the IPO. As of September 30, 2019, the Company had cash, cash equivalents, and short-term investments of $120.5 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited financial statements.

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

The condensed balance sheet as of September 30, 2019, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the condensed statements of stockholders’ equity/(deficit) as of September 30, 2019 and 2018, the condensed statements of cash flows for the nine months ended September 30, 2019 and 2018, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s final prospectus (the “Prospectus”) filed with the SEC on May 9, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s financial statements relate to the determination of the fair value of common stock prior to the initial public offering, stock-based awards and other issuances, valuation of derivative instruments, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies described in the Prospectus.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value. There are no unrealized gains or losses on the money market funds for the periods presented.

Restricted cash as of September 30, 2019 relates to a compensating balance to secure a credit card facility.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$44,740	$27,294
Restricted cash	250	$—
Total cash, cash equivalents and restricted cash	$44,990	$27,294

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

Recent accounting pronouncements not yet adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Fair Value Measurement—Disclosure Framework: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.  The new guidance changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not believe this pronouncement will have a material impact on its financial statements or disclosures.

Financial Instruments—Credit Losses: In June 2016, the FASB issued ASU 2016-13,  Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles – Goodwill and other – Internal-Use Software (Subtopic 350-40), which amended its guidance for costs of implementing a cloud computing service arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not believe this pronouncement will have a material impact on its financial statements or disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2019 and December 31, 2018 are presented in the following tables (in thousands):

	Fair Value Measurements at September 30, 2019
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$20,980	$—	$—	$20,980
Certificates of Deposit	Level 2	20,611	62	—	20,673
Repurchase Agreements	Level 2	15,000	—	—	15,000
Corporate notes	Level 2	15,183	1	(11)	15,173
U.S. government notes	Level 2	51,382	44	—	51,426
Total cash equivalents and investments		$123,156	$107	$(11)	$123,252

Classified as:
Cash equivalents					$40,181
Short-term investments					75,730
Long-term investments					7,341
Total cash equivalents and investments					$123,252

	Fair Value Measurements at December 31, 2018
	Fair Value Hierarchy	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$11,815	$—	$—	$11,815
Commercial paper	Level 2	14,362	—	(2)	14,360
Corporate notes	Level 2	16,129	—	(18)	16,111
U.S. government notes	Level 2	8,980	—	(1)	8,979
Asset backed securities	Level 2	9,220	—	(28)	9,192
Total cash equivalents and investments		$60,506	$—	$(49)	$60,457

Classified as:
Cash equivalents					$13,613
Short-term investments					46,844
Total cash equivalents and investments					$60,457

As of September 30, 2019, the remaining contractual maturities of available-for-sale securities was approximately three months. There have been no significant realized losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company believes it had no other-than-temporary impairments on these securities as of September 30, 2019, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

For the three and nine months ended September 30, 2018, the Company realized $0 and $206,000 of expenses, respectively, for a redemption premium feature accounted for as embedded derivative liability in accordance with ASC 815.   The derivative liability is revalued at the end of each reporting period and any change in fair value is recognized in “Change in fair value of redemption premium liability” in the Statement of Operations. This liability was extinguished in May 2018 with the Series B redeemable preferred stock financing.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4. Balance Sheet Components

Prepaid expenses and Other Current Assets

Prepaid expenses and Other Current Assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid expenses	$136	$47
Prepaid Insurance	1,433	—
Prepaid clinical trial expenses	1,179	587
Prepaid drug manufacturing	39	—
Prepaid research and development expenses	350	166
Other assets	512	68
Total prepaid expenses and other current assets	$3,649	$868

Property and Equipment

Property and Equipment consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Lab Equipment	$424	$378
Less: accumulated depreciation	(154)	(95)
Property and equipment, net	$270	$283

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Personnel expenses	$679	$483
Professional fees	98	75
Clinical trial expenses	2,251	—
Drug manufacturing expenses	403	—
Research and development expenses	386	380
Other	15	24
Total accrued liabilities	$3,832	$962

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

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of September 30, 2019, future rent expense of $723,000 will be recognized over the remaining term of 22 months on a straight-line basis over the respective lease period. Rent expense for the operating lease for the three months and nine months ended September 30, 2019 was $103,000 and $287,000 respectively.

Clinical Equipment Financing Lease

During the second quarter, the Company began using certain vendor supplied equipment in connection with its on-going clinical trial. The Company analyzed the agreements and determined that they contained embedded leases. Under the agreements, the Company has prepaid for the use of the equipment through the initial lease term of approximately three years. As a result, the Company has no lease liability associated with these right of use assets. The Company recognizes the lease expense in research and development expenses in the statement of operations and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term. Equipment placed into service is amortized into expense over periods ranging from 28 to 34 months. Amortization expense of the financing lease right of use asset for the three and nine months ended September 30, 2019 was $38,000 and $53,000 respectively.

Operating and finance lease right of use asset amounts consist of the following as of September 30, 2019:

Right of use assets- operating lease	$724
Right of use assets- financing lease	500
Less: accumulated depreciation	(53)
Total right of use assets	$1,171

The Company determined its operating and finance lease liabilities for operating lease using a discount rate of 4.00% based on the rate that the Company would have to pay to borrow on a collateralized basis for a similar lease an amount equal to the lease payments in a similar economic environment. As of September 30, 2019, the weighted-average remaining lease term for the operating leases was 1.8 years. The weighted-average remaining lease term for the finance leases was 2.25 years.

Note 6. Stock-Based Compensation

On December 4, 2014, the Company’s stockholders approved the 2014 Stock Plan (“2014 Plan”) and amended the 2014 Plan on April 25, 2019.  The 2014 Plan was amended, restated and re-named the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective as of May 7, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The remaining shares available for issuance under the 2014 Plan were added to the shares reserved for issuance under the 2019 Plan.

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

As of September 30, 2019, the Company had 2,439,782 shares available for future issuance under the 2019 Plan.

For the three months and nine months ended September 30, 2019, the Company recognized $912,000 and $1,479,000 of stock-based compensation expense, respectively related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements.

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2018	1,885,504	1.57	9.07	$1,252,496
Options granted	912,637	15.60
Options exercised	(166,015)	0.41
Options cancelled	(209,931)	20.36
Balance at September 30, 2019	2,422,195	5.30	8.85	48,115,831
Options vested and expected to vest as of September 30, 2019	2,422,195	5.30	8.85	48,115,831
Options exercisable as of September 30, 2019	551,003	2.16	7.91	$12,626,200

The total unrecognized share-based compensation cost at September 30, 2019 amounted to approximately $7,013,000 which is expected to be recognized over the next 3 years.

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

As described in Note 5, the Company entered into a three-year lease agreement with a Series B redeemable preferred stock investor. The lease began on July 16, 2018 and provides 3,185 square feet of office space in South San Francisco, California. The Company issued 114,437 restricted shares of its Series B redeemable convertible preferred stock in exchange for the use of the leased facility. In May 2019, the Company entered into an amendment to the lease agreement to rent additional space in the same building for a one-time payment of approximately $63,000 on the same terms as the July 2018 agreement except rent.

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

Note 9. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2019	2018
Series A redeemable convertible preferred stock	—	9,008,919
Series B redeemable convertible preferred stock	—	9,152,108
Warrants	—	27,941
Options issued and outstanding	2,422,195	928,944
Total	2,422,195	19,117,912

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A -“Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following sets forth our results of operations for the three months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	8,253	2,290	5,963	260.4%
General and administrative	2,316	584	1,732	296.6%
Loss from operations	(10,569)	(2,874)	(7,695)	267.7%
Interest income	711	353	358	101.4%
Net loss	(9,858)	(2,521)	(7,337)	291.0%

Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Change
	2019	2018	$	%
Direct research and development expenses:
COR388	5,729	1,284	$4,445	346.2%
Other direct research costs	589	299	290	97.0%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	1,673	476	1,197	251.5%
Facilities and other research and development expenses	262	231	31	13.4%
Total research and development expenses	8,253	2,290	$5,963	260.4%

Research and development expenses were $8.3 million for the three months ended September 30, 2019, compared to $2.3 million for the three months ended September 30, 2018. The increase of $6.0 million was driven mostly by increases of $4.8 million in clinical trial expenses for our lead product candidate, COR388 which entered into Phase 2/3 clinical trials in 2019, $0.3 million in drug manufacturing costs and $0.2 million in non-clinical related costs. This was offset by a decrease of $0.5 million in Phase I clinical trial expenses for COR388 incurring in 2018. Additionally, we experienced a net increase of $1.2 million in personnel related expenses which was comprised of an increase in compensation and benefit costs of $0.6 million and $0.6 million in allocated stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 297%, from $0.6 million for the three months ended September 30, 2018 to $2.3 million for three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $0.6 million in insurance costs and $0.4 million in legal and accounting fees and other professional service fees associated with becoming a public company. In addition, personnel costs increased $0.7 million due to an increase in our employee headcount and stock-based compensation expense related to those employees.

Interest Income

Interest income was $0.7 million for the three months ended September 30, 2019 compared to $0.4 million for the three months ended September 30, 3018. The increase was a result of increased average cash and investment balances from the proceeds of our initial public offering which closed in May 2019.

Nine Months Ended September 30, 2019 and 2018

The following sets forth our results of operations for the nine months ended September 30, 2019 (in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$20,187	$6,989	$13,198	188.8%
General and administrative	6,032	1,288	4,744	368.3%
Loss from operations	(26,219)	(8,277)	(17,942)	216.8%
Interest income	1,618	434	1,184	272.8%
Interest expense	—	(957)	957	(100.0)%
Changes in fair value of derivative liability	—	(206)	206	(100.0)%
Net loss	$(24,601)	$(9,006)	$(15,595)	173.2%

Research and Development Expenses (in thousands)

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Direct research and development expenses:
COR388	$15,605	4,265	$11,340	265.9%
Other direct research costs	1,052	562	490	87.2%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	2,868	1,497	1,371	91.6%
Facilities and other research and development expenses	662	665	(3)	(0.5)%
Total research and development expenses	$20,187	$6,989	$13,198	188.8%

Research and development expenses were $20.2 million for the nine months ended September 30, 2019, compared to $7.0 million for the nine months ended September 30, 2018. The increase of $13.2 million was driven mostly by a $11.4 million increase in clinical trial expenses for our lead product candidate, COR388, which entered into Phase 2/3 clinical trials in 2019, an increase of $2.5 million in drug manufacturing and an increase of $0.2 million in non-clinical related costs. This was offset by a decrease of $2.3 million in Phase I clinical trial expenses for COR388 incurred in 2018. We experienced a net increase of $1.4 million in personnel related expenses which was comprised of an increase in compensation and benefit costs of $1.0 million, an increase of $0.8 million in stock-based compensation offset by a decrease of $0.4 million in payroll taxes related to refundable research and development payroll tax credits recorded in the first quarter of 2019.

General and Administrative Expenses

General and administrative expenses increased $4.7 million, or 369%, from $1.3 million for the nine months ended September 30, 2018 to $6.0 million for nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $1.6 million in personnel costs as a result of an increase in our employee headcount and an increase of $3.1 million in insurance, legal, accounting fees and other professional service fees associated with becoming a public company.

Interest Income

Interest income increased $1.2 million from $0.4 million for the nine months ended September 30, 2018 to $1.6 million for the nine months ended September 30, 2019. The increase was a result of increased average cash balances from the proceeds of our initial public offering which closed in May 2019.

Interest Expense

Interest expense decreased $1.0 million for the periods presented. The decrease was due to the conversion of all of our outstanding convertible notes payable including accrued interest to preferred stock in May 2018 in connection with the Company’s Series B Preferred stock financing.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2019, we had an accumulated deficit of $57.4 million. As of September 30, 2019, we had cash, cash equivalents and short-term investments of $120.5 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating Activities	$(22,327)	$(7,722)
Investing Activities	(35,451)	(48,315)
Financing Activities	77,896	75,938
Net increase in cash and cash equivalents	$20,118	$19,901

Operating Activities

Net cash used in operating activities was $22.3 million for the nine months ended September 30, 2019. Cash used in operating activities in the nine months ended September 30, 2019 was primarily due to our net loss of $24.6 million for the period, and also due to use of cash in for prepaid expenses and other assets of $3.5 million offset by cash provided by increases in our accounts payable and accrued expenses of $4.7 million related to the activities surrounding our Phase 2/3 clinical trial. Non-cash operating income and expenses (net) accounted for $1.1 million of the net loss.

Net cash used in operating activities was $7.7 million for the nine months ended September 30, 2018. Cash used in operating activities in the nine months ended September 30, 2018 was primarily due to our net loss for the period of $9.0 million. Non-cash operating income and expenses (net) accounted for $1.2 million of the net loss.

Investing Activities

Cash used by investing activities was $35.5 million in the nine months ended September 30, 2019, primarily related to the purchase of available for sale investment securities of $98.5 million and maturities of $63.0 million. Cash used by investing activities was $48.3 million in the nine months ended September 30, 2018, primarily related to purchase of available for sale investment securities of $48.1 million and property and equipment of $0.2 million.

Financing Activities

Cash provided by financing activities was $77.9 million in the nine months ended September 30, 2019, which consisted primarily of net proceeds from the initial public offering in the period.

Cash provided by financing activities was $76.0 million in the nine months ended September 30, 2018, which consisted of net proceeds from the Company’s Series B redeemable convertible preferred stock financing and the issuance of convertible promissory notes payable.

Contractual Obligations and Commitments

Commitments

There have been no material changes to our contractual obligations and other commitments as of September 30, 2019, as compared to those disclosed in our Prospectus.

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

We had cash, cash equivalents, and marketable securities of $127.8 million as of September 30, 2019, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three and nine months ended September 30, 2019.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer or CEO and Chief Financial Officer or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting at December 31, 2018, which we view as an integral part of our disclosure controls and procedures, discussed in further detail below.

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

A plan to remediate the internal control deficiencies was implemented during the first quarter. We have hired and retained additional financial reporting personnel and are developing and implementing appropriate internal controls and reporting procedures. These remediation efforts continued during the three months ended September 30, 2019 and are expected to be completed during the year ending December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed by us in our Prospectus filed by us with the SEC on May 9, 2019. The risk factors included in our Prospectus continue to apply to us, and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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
31.1*

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302crtx-ex311_8.htm of the Sarbanes-Oxley Act of 2002.

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

Cortexyme, Inc.

Date: November 12, 2019	By:	/s/ Casey C. Lynch
Casey C. Lynch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Christopher Lowe
Christopher Lowe
Chief Financial Officer
(Principal Financial and Accounting Officer)