Form 10-Q
period 2020-03-31
Cortexyme, Inc.
filed 2020-05-12
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, the registrant had 29,417,286 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019 (1)
ASSETS
Current assets:
Cash and cash equivalents	$85,606	$51,214
Short term investments	76,810	48,650
Prepaid expenses and other current assets	6,172	6,192
Total current assets	168,588	106,056
Property and equipment, net	624	709
Operating lease right-of-use assets, net	637	625
Long term investments	61,139	16,763
Other assets	217	217
Total assets	$231,205	$124,370

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities:
Accounts payable	$4,954	$3,075
Accrued expenses and other current liabilities	8,153	5,817
Total current liabilities	13,107	8,892
Long-term operating lease liability	57	—
Total liabilities	13,164	8,892
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,404,540 and 26,869,413 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	29	27
Additional paid in capital	305,030	185,196
Accumulated other comprehensive income (loss)	(37)	60
Accumulated deficit	(86,981)	(69,805)
Total stockholders’ equity	218,041	115,478
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$231,205	$124,370

(1)	The balance sheet as of December 31, 2019 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$14,380	$4,825
General and administrative	3,478	1,250
Total operating expenses	17,858	6,075
Loss from operations	(17,858)	(6,075)
Interest income	682	394
Net loss	(17,176)	(5,681)
Other comprehensive income/ (loss):
Unrealized gain / (loss) on available for sales securities	(97)	26
Total comprehensive loss	(17,273)	(5,655)
Net loss per share - basic and diluted	(0.61)	(1.61)
Weighted average shares of common stock outstanding - basic and diluted	28,261,719	3,521,045

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended March 31, 2020 and 2019
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	(Deficit)
Balance January 1, 2020	—	$—	—	$—	26,869,413	$27	$185,196	$60	$(69,805)	$115,478
Issuance of common stock in connection with private placement, net of issuance costs of $7,310	—	—	—	—	2,500,000	2	117,688	—	—	117,690
Exercise of stock options	—	—	—	—	35,127	—	191	—	—	191
Stock based compensation	—	—	—	—	—	—	1,955	—	—	1,955
Other comprehensive loss	—	—	—	—	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	—	—	—	—	$(17,176)	(17,176)
Balance March 31, 2020	—	$—	—	$—	29,404,540	$29	$305,030	$(37)	$(86,981)	$218,041

Balance January 1, 2019	9,008,919	$17,178	9,152,108	$86,868	3,412,366	$3	$245	(49)	$(32,825)	$(32,626)
Exercise of stock options					154,557	1	63	—	—	64
Stock based compensation	—	—	—	—	—	—	190	—	—	190
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	92	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	—	(5,681)	(5,681)
Balance March 31, 2019	9,008,919	$17,178	9,152,108	$86,960	3,566,923	$4	$498	$(23)	$(38,506)	$(38,027)

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net Loss	$(17,176)	$(5,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	92	92
Stock based compensation	1,955	190
Depreciation and amortization	83	19
Amortization of (discount) premium on available for sale investments	56	(171)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49	(3,628)
Other assets	—	(250)
Accounts payable	1,879	1,451
Accrued expenses and other current liabilities	2,283	762
Net cash used in operating activities	(10,779)	(7,216)
Cash flow from investing activities:
Purchase of investments	(95,543)	(25,585)
Proceeds from maturities of investments	22,867	28,800
Purchase of property and equipment	(5)	(51)
Net cash (used in) provided by investing activities	(72,681)	3,164
Cash flows from financing activities:
Payments of finance leases	(29)	—
Proceeds from issuance of common stock upon exercise of stock options	191	64
Proceeds from private placement offering, net of issuance costs	117,690	—
Net cash provided by financing activities	117,852	64
Net change in cash and cash equivalents	34,392	(3,988)
Cash, cash equivalents and restricted cash at beginning of period	51,214	24,872
Cash, cash equivalents and restricted cash at end of period	$85,606	$20,884

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$122	$815

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

Private Investment in Public Equity (“PIPE”)

In February 2020, the Company completed a private investment in public equity transaction (“PIPE Financing”). The Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with certain accredited investors, including an entity affiliated with a member of the Company’s Board of Directors, pursuant to which the Company sold and issued shares of common stock for aggregate gross proceeds of $125.0 million. Costs related to the offering were $7.3 million. Pursuant to the Purchase Agreements, the Company sold 2,500,000 common shares at $50.00 per common share.  In connection with the PIPE Financing, the Company filed a registration statement on Form S-1 (File No. 333-237594), with the SEC registering for resale the shares of common stock issued in the PIPE Financing. The registration statement was declared effective by the SEC on April 13, 2020.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2020, the Company had an accumulated deficit of $87.0 million. Since inception through March 31, 2020, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the IPO and from the net proceeds from the PIPE Financing. As of March 31,2020, the Company had cash, cash equivalents, and short-term investments of $162.4 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited financial statements. The Company also has long-term investments of $61.1 million.

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

The condensed balance sheet as of March 31, 2020, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed statements of stockholders’ equity/(deficit) as of March 31, 2020 and 2019, the condensed statements of cash flows for the three months ended March 31, 2020 and 2019, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the SEC on March 16, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus, COVID-19, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the Company’s operations, financial position, and the results of operations and cash flows during fiscal year 2020.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s financial statements relate to the determination of the fair value of common stock prior to the initial public offering, stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

The Company determines if an arrangement includes a lease at inception. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. The Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease terms may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The Company has elected not to recognize a right-of-use asset and lease liability for short-term leases. A short-term lease is a lease with an expected lease term of 12 months or less and which does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that exist prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components. See Note 6 for further disclosure.

Finance lease right of use assets are recorded on the balance sheet in Property and equipment, net. The current portion of the operating lease liability is recorded in accrued expenses and other current liabilities.

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

Recent Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.  The new guidance changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The Company adopted this effective January 1, 2020. The adoption of this pronouncement did not have a material impact on its financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted the standard prospectively on January 1, 2020. The adoption of this pronouncement did not have a material impact on its financial statements

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Financial Instruments—Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. For Smaller Reporting Companies as defined by the SEC, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2020 and December 31, 2019 are presented in the following tables (in thousands):

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$52,441	$52,441	$—	$—
Certificates of deposit	41,439	—	41,439	—
Repurchase agreements	21,000	—	21,000	—
Corporate notes	91,816	—	91,816	—
Government and agency notes	13,611	—	13,611	—
Total	$220,307	$52,441	$167,866	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$30,054	$30,054	$—	$—
Certificates of deposit	20,046	—	20,046	—
Repurchase agreements	15,000	—	15,000	—
Corporate notes	38,783	—	38,783	—
Government notes	7,574	—	7,574	—
Commercial paper	1,096	—	1,096	—
Total	$112,553	$30,054	$82,499	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$52,441	$—	$—	$52,441
Certificates of deposit	41,314	132	(7)	41,439
Repurchase agreements	21,000	—	—	21,000
Corporate notes	92,007	99	(290)	91,816
Government and agency notes	13,582	29	—	13,611
Total cash equivalents and investments	$220,344	$260	$(297)	$220,307

Classified as:
Cash equivalents (maturities within 90 days)				$82,358
Short-term investments (maturities within one year)				76,810
Long-term investments (maturities beyond 1 year)				61,139
Total cash equivalents and investments				$220,307

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$30,054	$—	$—	$30,054
Certificates of deposit	19,992	54	—	20,046
Repurchase agreements	15,000	—	—	15,000
Corporate notes	38,788	—	(5)	38,783
Government notes	7,563	11		7,574
Commercial paper	1,096	—	—	1,096
Total cash equivalents and investments	$112,493	$65	$(5)	$112,553

Classified as:
Cash equivalents (maturities within 90 days)				$47,140
Short-term investments (maturities within one year)				48,650
Long-term investments (maturities beyond 1 year)				16,763
Total cash equivalents and investments				$112,553

As of March 31, 2020, the remaining contractual maturities of available-for-sale securities was approximately six months. There have been no significant realized losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2020, none of which have been in a loss position for more than 120 days. The Company believes it had no other-than-temporary impairments on these securities as of March 31, 2020, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

The investments are classified as available-for-sale securities. At March 31, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive income (loss) was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three months ended March 31, 2020 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4: Cash, cash equivalents and investments

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$85,606	$20,634
Restricted cash	—	250
Total cash, cash equivalents and restricted cash	$85,606	$20,884

Restricted cash as of March 31, 2019 relates to a compensating balance to secure a credit card facility. There was no restricted cash as of March 31, 2020.

The following tables categorize the fair values of cash, cash equivalents, and short-term investments measured at fair value on a recurring basis on our balance sheet (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$3,248	$4,074
Money market funds	52,441	30,054
Repurchase agreements	21,000	15,000
Certificates of deposit	395	985
Government and agency notes	1,502	—
Corporate notes	7,020	1,101
Total cash and cash equivalents	$85,606	$51,214

Short-term investments:
Commercial paper	$—	$1,096
Certificates of deposit	28,584	15,428
Corporate notes	43,540	24,552
Government and agency notes	4,686	7,574
Total short-term investments	$76,810	$48,650

Long-term investments
Corporate notes	$41,256	$13,130
Certificates of deposit	12,460	3,633
Government and agency notes	7,423	—
Total long-term investments	$61,139	$16,763

Note 5. Balance Sheet Components

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid expenses	$164	$987
Prepaid insurance	278	—
Prepaid research and development expenses	4,776	4,517
Other current assets	954	688
Total prepaid expenses and other current assets	$6,172	$6,192

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31	December 31
	2020	2019
Computer equipment	$33	$28
Lab equipment	405	405
Finance lease right of use assets	552	559
Less: accumulated amortization and depreciation	(366)	(283)
Property and equipment, net	$624	$709

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Personnel expenses	$778	$1,261
Professional fees	287	96
Research and development expenses	7,035	4,410
Other	53	50
Total accrued expenses and other current liabilities	$8,153	$5,817

Note 6. Leases

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

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of March 31, 2020, future rent expense of $526,000 will be recognized over the remaining term of 16 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. The remaining lease expense of $115,000 will be recognized over the remaining lease term of approximately 29 months.

Clinical Equipment Financing Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreements and determined that they contain embedded finance leases. The Company recognizes the depreciation expense in research and development expenses in the statement of operations and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term ranging from 28 to 34 months. Amortization expense of the financing lease right of use asset for the three months ended March 31, 2020 and 2019 was $60,000 and $ 0 , respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	March 31, 2020	December 31, 2019
Operating lease right of use asset, net	$637	$625
Short-term operating lease liability	53	—
Long-term operating lease liability	57	—
	$110	$—

Finance lease right of use asset	552	559
Finance lease accumulated amortization	(167)	(107)
Total finance lease right of use asset, net	$385	$452

Weighted average remaining lease term
Operating leases	1.5 years	1.6 years
Finance leases	1.9 years	2.1 years

Weighted average discount rate
Operating leases	2.96%	—%
Finance leases	—%	—%

Year ended December 31,	Operating Lease
2020 (excluding the three months ended March 31, 2020)	41
2021	48
2022	24
Total lease payments	113
Less: imputed interest	(3)
Total remaining lease liability	110

Note 7. Stock-Based Compensation

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

The 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants.  The maximum aggregate number of shares that may be issued under the 2019 Plan is 5,131,549 shares of the Company’s common stock. In addition, the number of shares available for issuance under the 2019 Plan will be increased annually on the first day of each of its fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Company’s Board of Directors may determine.

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

As of March 31, 2020, the Company had 2,602,312 shares available for future issuance under the 2019 Plan.

For the three months ended March 31, 2020 and 2019, the Company recognized $1,955,000 and $190,000 of stock-based compensation expense, respectively related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements.

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2019	2,393,934	5.35	8.62	$121,592,682
Options granted	915,000	54.85
Options exercised	(35,127)	5.44
Options cancelled	(2,757)	6.91
Balance at March 31, 2020	3,271,050	19.19	8.78	94,866,669
Options vested and expected to vest as of March 31, 2020	3,271,050	19.19	8.78	94,866,669
Options exercisable as of March 31, 2020	982,101	4.29	7.94	40,746,899

Future stock-based compensation for unvested employee and non-employee options granted and outstanding as of March 31, 2020 is $40.7 million with a weighted average remaining expense life of 1.9 years.

The following table summarizes employee and non-employee stock-based compensation expense for the three months ended March 31, 2020 and 2019 and the allocation within the statements of operations and comprehensive loss (in thousands):

	March 31
	2020	2019
General and administrative expense	$1,038	$99
Research and development expense	917	91
Total stock-based compensation	$1,955	$190

Employee Stock Purchase Plan

On April 24, 2019, the Company’s Board of Directors adopted its 2019 Employee Stock Purchase Plan (“2019 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on May 7, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2019 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 536,989 shares of common stock for issuance under the 2019 ESPP. In addition, the number of shares reserved for issuance under the 2019 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,589 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s Board of Directors. The 2019 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The Company has not yet approved an offering under the 2019 ESPP.

Note 8. Related Party Transactions

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

On February 10, 2020, the Company issued and sold shares of common stock at a purchase price of $50.00 per share in a private placement. In the private placement, the Company issued and sold 30,000 shares of common stock for an aggregate purchase price of $1,500,000 to an entity affiliated with David A. Lamond, a member of the Company’s Board of Directors.

Note 9. Income Taxes

The Company has a history of losses and expects to record a loss in 2020.

The Company accounts for income taxes under ASC Topic 740 – Income Taxes. Under this standard, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled

A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations. No provision for income taxes has been recorded due to the available net operating loss carry forwards.   Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future deferred tax assets.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The Company has reviewed the aspects of this law as it relates to income taxes and have concluded that at this time, the CARES Act will have no material impact to the Company’s 2020 provision for income taxes. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2020	2019
Series A redeemable convertible preferred stock	—	9,008,919
Series B redeemable convertible preferred stock	—	9,152,108
Warrants	—	27,941
Options issued and outstanding	3,271,050	2,061,822
Total	3,271,050	20,250,790

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC, on March 16, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Cortexyme,” “we,” “us” and “our” refer to Cortexyme, Inc. In preparing the Management’s Discussion and Analysis below, we presume the readers have access to and have read the Management’s Discussion and Analysis in our Prospectus, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, adequacy of our cash resources and working capital, impact of COVID-19 pandemic on our research and development activities and business operations, and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A -“Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the SEC from time to time. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical stage biopharmaceutical company pioneering a novel disease-modifying therapeutic approach to treat what we believe to be a key underlying cause of Alzheimer’s and other degenerative diseases. Our approach is based on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the brains of greater than 90% of more than 100 Alzheimer’s patients observed across multiple studies to date. Additionally, we have observed that P. gingivalis infection causes Alzheimer’s pathology in animal models, and these effects have been successfully treated with a gingipain inhibitor in preclinical studies. Our proprietary lead drug candidate, COR388, is an orally administered, brain-penetrating small molecule gingipain protease inhibitor. COR388 was well-tolerated with no concerning safety signals in our Phase 1a and Phase 1b clinical trials conducted to date, which enrolled a total of 67 subjects, including nine patients with mild to moderate Alzheimer’s disease. We initiated a global Phase 2/3 clinical trial of COR388, called the GAIN trial, in mild to moderate Alzheimer’s patients in April 2019 in the United States and in September 2019 in Europe.  We plan to conduct the interim analysis by the end of 2020 after approximately 100 patients in each of the GAIN trial’s three arms complete six months of treatment and expect top-line results by the end of 2021.

Business Update Regarding COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, our employees, vendors and clinical trial sites have been able to advance our GAIN clinical trial, continue randomizations and screenings and begin our Open Label Extension for those patients completing the GAIN trial. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines for the GAIN trial. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees have been working from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We are not currently experiencing any significant supply chain disruptions and have drug supply for the full GAIN Trial on hand. We have diversified our vendor relationships geographically for both starting materials and manufacturing.  However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. Despite these efforts, the COVID-19 pandemic could impact clinical trial enrollment and its completion. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

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

We initiated a global Phase 2/3 clinical trial of COR388, called the GAIN trial, in mild to moderate Alzheimer’s patients in April 2019 in the United States and in September 2019 in Europe.  We plan to conduct the interim analysis by the end of 2020 after approximately 100 patients in each of the GAIN trial’s three arms complete six months of treatment and expect top-line results by the end of 2021.

The duration, costs and timing of our clinical trial and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;
•	biomarker analysis costs;
•	the cost and timing of drug manufacturing for the trials;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the screening, randomization, drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies; and
•	the efficacy and safety profile of the product candidates.

Because our product candidate is still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.

The COVID-19 pandemic may have an adverse impact on our operations, supply chains, our current or future clinical trials, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking.

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

We anticipate that our general and administrative expenses will continue to increase as a result of staff expansion and additional occupancy costs, as well as costs associated with being a public company, including higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs associated with being a public company.

Interest Income

Interest income consists of interest earned on our cash equivalents and investment gains and losses recognized during the period.

Results of Operations

Three Months Ended March 2020 and 2019

The following sets forth our results of operations for the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$14,380	$4,825	$9,555	198.0%
General and administrative	3,478	1,250	2,228	178.2%
Loss from operations	(17,858)	(6,075)	(11,783)	194.0%
Interest income	682	394	288	73.1%
Net loss	$(17,176)	$(5,681)	$(11,495)	202.3%

Research and Development Expenses (in thousands)

	Three Months Ended March 31,		Change
	2020	2019	$	%
Direct research and development expenses:
COR388	$11,097	$4,239	$6,858	161.8%
Other direct research costs	737	136	601	441.9%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	2,137	268	1,869	697.4%
Facilities and other research and development expenses	409	182	227	124.7%
Total research and development expenses	$14,380	$4,825	$9,555	198.0%

Research and development expenses were $14.4 million for the three months ended March 31, 2020, compared to $4.8 million for the three months ended March 31, 2019. The increase of $9.6 million was driven mostly by increases of $5.2 million in clinical trial expenses for our lead product candidate, COR388 which entered into Phase 2/3 clinical trials in 2019, $1.6 million in drug manufacturing costs to support the clinical trial and $0.6 million in non-clinical related costs. Additionally, we experienced a net increase of $1.9 million in personnel related expenses due to an increase in our employee headcount which was comprised of an increase in compensation and benefit costs of $1.1 million and $0.8 million in allocated stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses increased $2.2 million to $3.5 million for the three months ended March 31, 2020 from $1.3 million for three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to an increase of $0.6 million in insurance costs and $0.2 million in legal and accounting fees and other professional service fees associated with becoming a public company. In addition, personnel costs increased $1.4 million due to an increase in our employee headcount which was comprised of an increase in compensation and benefits costs of $0.5 million and $0.9 million in allocated stock-based compensation expense.

Interest Income

Interest income was $0.7 million for the three months ended March 31, 2020 compared to $0.4 million for the three months ended March 31, 2019. The increase was a result of increased average cash and investment balances from the proceeds of private placement which closed in February 2020 and our initial public offering which closed in May 2019.

We anticipate lower overall yields from our investment portfolio in future quarters due to the impact of the COVID-19 pandemic on the financial markets, specifically the credit securities markets.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2020, we had an accumulated deficit of $87.0 million and had cash, cash equivalents and short-term investments of $162.4 million. Although our investment portfolio contains debt securities that have experienced price decreases and negative credit downgrades, based on our current cash requirements, we believe that we will continue to be able to hold all securities to their final maturity and not realize material gains or losses in the available for sale portfolios.

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

As noted earlier, we completed an initial public offering; or the IPO in May 2019 by issuing and selling 5,073,800 shares of common stock at a public offering price of $17.00 per share, including 661,800 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by us from the offering, net of underwriting discounts and commissions and offering expenses, was approximately $77.8 million. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible preferred stock automatically converted into 18,161,027 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In February 2020, we completed a private placement by issuing and selling 2,500,000 shares at $50.00 per share. The aggregate net proceeds received by us from the offering net of offering expenses, was approximately $117.7 million.

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through 2022, including through the completion and the announcement of the top-line results of our Phase 2/3 GAIN trial.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(10,779)	$(7,216)
Investing activities	(72,681)	3,164
Financing activities	117,852	64
Net increase in cash and cash equivalents	$34,392	$(3,988)

Operating Activities

Net cash used in operating activities was $10.8 million for the three months ended March 31, 2020. Cash used in operating activities was primarily due to our net loss of $17.2 million for the period, adjusted for $2.2 million of non-cash items, including $2.0 million in stock-based compensation and a net increase in accounts payable, accrued expenses and other current liabilities of $4.2 million.

Net cash used in operating activities was $7.2 million for the three months ended March 31, 2019 and was primarily due to our net loss for the period of $5.7 million, adjusted for $0.1 million of non-cash items and a net increase in accounts payable, accrued expenses and other current liabilities of $2.2 million offset by an increase in operating assets of 3.9 million related to advance payments to start our GAIN clinical trial.

Investing Activities

Cash used by investing activities was $72.7 million for the three months ended March 31, 2020, primarily related to the purchase of available for sale investment securities with the proceeds from the private placement transaction which closed in February 2020.

Cash provided by investing activities was $3.2 million in the three months ended March 31, 2019, primarily related to the purchase of investments of $25.6 million, and maturities of short-term investments of $28.8 million.

Financing Activities

Cash provided by financing activities was $117.9 million for the three months ended March 31, 2020, which consisted primarily of net proceeds from the private placement transaction and the proceeds from the exercise of stock options.

Cash provided by financing activities was $0.1 million in the three months ended March 31, 2019, which consisted primarily of net proceeds from the exercise of stock options in the period.

Contractual Obligations and Commitments

Commitments

There have been no material changes to our contractual obligations and other commitments as of March 31, 2020, as compared to those disclosed in our Annual Report on Form 10-K.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Critical Accounting Policies, Significant Judgments and Use of Estimates

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

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgements and Use Estimates” in our 2019 Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•	Research and Development Expenses;
•	Stock-Based Compensation Expense; and
•	Income Taxes

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

We had cash, cash equivalents, and marketable securities of $223.5 million as of March 31, 2020, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three months ended March 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended or the Exchange Act, is recorded, communicated to our management to allow timely decisions regarding required disclosure, summarized and reported within the time periods specified in the SEC's rules and forms. Any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Except as discussed below, there have been no material changes to the risk factors previously disclosed by us in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 16, 2020.  You should carefully consider the following risks and the risks included in our Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.  The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock.

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

As of March 31, 2020, we had $223.6 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

We believe that our existing capital resources will be sufficient to fund our projected operations through at least 2022. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us.  Additionally, while the potential global economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant long-term disruption of global financial markets, which could in the future reduce our ability to access capital and negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our operations and the value of our common stock.

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

•	we might have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks
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

•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies; and
•

the occurrence of natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods, or monsoons, public health crises, such as pandemics and epidemics, political crisis, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control occurring at or around our clinical trials sites in the United States or Europe.

For example, enrollment in our clinical trials may be delayed or impeded as a result of the COVID-19 pandemic due to prioritization of healthcare resources toward the pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required). If the patients involved with our clinical trials contract COVID-19, we may have more adverse events and deaths in our clinical trials as a result.  The occurrence of any of these events could delay or impede our ability to release clinical results, delay or impact our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, and could adversely impact our product candidate testing, development and timelines.

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
•

business interruptions resulting from geo-political actions, including war and terrorism, public health crises, such as pandemics and epidemics, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may be detrimental to our capabilities or the capabilities of third parties on which we depend.

Our headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations, impair critical systems or result in loss of clinical samples. Any of these disruptions or other events outside of our control could have a material adverse impact on our business, harming our operating results. In addition, if any of our  suppliers or third-party service providers, such as our manufacturing partners or CROs, are affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control, our business and operating results could suffer. Disasters, public health crises and political crises occurring at third-party facilities also could negatively impact our clinical development and regulatory approval timelines, our reputation and the perception of our company. For example, as a result of the COVID-19 pandemic, we and our third-

party service providers have limited our operations or implemented limitations, including work-from-home policies. Our and our third-party service providers increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. The increase in working remotely could increase cybersecurity risk, create data accessibility concerns, and make us and our third-party service providers more susceptible to communication disruptions, any of which could adversely impact our or their business operations or delay necessary interactions with local and federal regulators, manufacturing sites, clinical trial sites, and other third parties. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development activities may not be able to access our laboratories, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, we may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates because of travel restrictions and “shelter in place” orders. We also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions. Furthermore, new quarantines for COVID-19 or other viruses could impact personnel at contract manufacturing facilities in China, Europe or elsewhere to deliver key materials or the availability or cost of starting materials. Any disruption of our ability to manufacture COR388 or the ability of our contract manufacturing vendors in China, Europe or elsewhere to deliver key materials on a timely basis could have a material adverse effect on the initiation of new trials, the duration of open label extension studies and overall product development.

Changes in funding for the FDA and other government agencies or other disruptions at these agencies could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  As a result of the COVID-19 pandemic, health regulatory agencies globally have experienced and may continue to experience disruptions in their operations.  The FDA, EMA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue discussions with us regarding the scope or design of our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could affect the development and study of COR388.

The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.

The market price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials and, in particular, our Phase 2/3 GAIN trial;
•	results of clinical trials of other drug candidates being evaluated for Alzheimer’s disease or other neurodegenerative diseases;
•	regulatory actions with respect to our drug candidates or our competitors’ drug candidates;
•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•	announcements of technological innovations by us or our competitors;

•	overall conditions in our industry and the markets in which we operate;
•	addition or loss of significant customers, or other developments with respect to significant customers;
•	changes in laws or regulations applicable to our drug candidates;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	competition from existing drug candidates or new drug candidates that may emerge;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	market conditions for pharmaceutical stocks in general;
•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders; and
•	general economic and market conditions, including developments relating to the COVID-19 pandemic and the associated economic downturn.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:

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

provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases  on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware Supreme Court recently determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation, and this may require significant additional costs associated with resolving such action in other jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

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

Exhibit Number	Description	Incorporated by Reference			Filed Herewith

		Form	Date	Number
4.1	Form of Stock Purchase Agreement	8-K	2/6/2020	4.1

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

Cortexyme, Inc.

Date: May 12, 2020	By:	/s/ Casey C. Lynch
Casey C. Lynch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Christopher Lowe
Christopher Lowe
Chief Financial Officer
(Principal Financial and Accounting Officer)