Form 10-Q
period 2020-06-30
Cortexyme, Inc.
filed 2020-08-14
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, the registrant had 29,487,674 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019 (1)
ASSETS
Current assets:
Cash and cash equivalents	$66,156	$51,214
Short term investments	78,348	48,650
Prepaid expenses and other current assets	7,104	6,192
Total current assets	151,608	106,056
Property and equipment, net	565	709
Operating lease right-of-use assets, net	686	625
Long term investments	66,107	16,763
Other assets	244	217
Total assets	$219,210	$124,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,091	$3,075
Accrued expenses and other current liabilities	8,602	5,817
Total current liabilities	13,693	8,892
Long-term operating lease liability	50	—
Total liabilities	13,743	8,892
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,486,269 and 26,869,413 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	29	27
Additional paid in capital	309,320	185,196
Accumulated other comprehensive income	711	60
Accumulated deficit	(104,593)	(69,805)
Total stockholders’ equity	205,467	115,478
Total liabilities and stockholders’ equity	$219,210	$124,370

(1)	The balance sheet as of December 31, 2019 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$14,086	$7,109	$28,467	$11,934
General and administrative	4,185	2,466	7,662	3,716
Total operating expenses	18,271	9,575	36,129	15,650
Loss from operations	(18,271)	(9,575)	(36,129)	(15,650)
Interest income	659	513	1,341	907
Net loss	(17,612)	(9,062)	(34,788)	(14,743)
Other comprehensive income:
Unrealized gain on available for sales securities	748	103	651	129
Total comprehensive loss	$(16,864)	$(8,959)	$(34,137)	$(14,614)
Net loss per share - basic and diluted	$(0.60)	$(0.57)	$(1.21)	$(1.52)
Weighted average shares of common stock outstanding - basic and diluted	29,442,915	15,849,189	28,852,317	9,719,173

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended June 30, 2020 and 2019
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance March 31, 2020	—	$—	—	$—	29,404,540	$29	$305,030	$(37)	$(86,981)	$218,041
Issuance cost related to private placement	—	—	—	—	—	—	(62)	—	—	(62)
Exercise of stock options	—	—	—	—	81,729	—	954	—	—	954
Stock based compensation	—	—	—	—	—	—	3,398	—	—	3,398
Other comprehensive income	—	—	—	—	—	—	—	748	—	748
Net loss	—	—	—	—	—	—	—	—	(17,612)	(17,612)
Balance June 30, 2020	—	$—	—	$—	29,486,269	$29	$309,320	$711	$(104,593)	$205,467

Balance March 31, 2019	9,008,919	$17,178	9,152,108	$86,960	3,566,923	$4	$498	$(23)	$(38,506)	$(38,027)
Exercise of stock options	—	—	—	—	11,458	—	5	—	—	5
Stock based compensation	—	—	—	—	—	—	377	—	—	377
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	856	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(9,008,919)	(17,178)	(9,152,108)	(87,816)	18,161,027	18	104,976	—	—	104,994
Initial public offering of common stock, net of issuance costs of $8,427	—	—	—	—	5,073,800	5	77,822	—	—	77,827
Exercise of stock warrant	—	—	—	—	27,941	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	103	—	103
Net loss	—	—	—	—	—	—	—	—	(9,062)	(9,062)
Balance June 30, 2019	—	$—	—	$—	26,841,149	$27	$183,678	$80	$(47,568)	$136,217

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the six months ended June 30, 2020 and 2019
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2020	—	$—	—	$—	26,869,413	$27	$185,196	$60	$(69,805)	$115,478
Issuance of common stock in connection with private placement, net of issuance costs of $7,372	—	—	—	—	2,500,000	2	117,626	—	—	117,628
Exercise of stock options	—	—	—	—	116,856	—	1,145	—	—	1,145
Stock based compensation	—	—	—	—	—	—	5,353	—	—	5,353
Other comprehensive income	—	—	—	—	—	—	—	651	—	651
Net loss	—	—	—	—	—	—	—	—	(34,788)	(34,788)
Balance June 30, 2020	—	$—	—	$—	29,486,269	$29	$309,320	$711	$(104,593)	$205,467

Balance January 1, 2019	9,008,919	$17,178	9,152,108	$86,868	3,412,366	$3	$245	$(49)	$(32,825)	$(32,626)
Exercise of stock options	—	—	—	—	166,015	1	68	—	—	69
Stock based compensation	—	—	—	—	—	—	567	—	—	567
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	948	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(9,008,919)	(17,178)	(9,152,108)	(87,816)	18,161,027	18	104,976	—	—	104,994
Initial public offering of common stock, net of issuance costs of $8,427	—	—	—	—	5,073,800	5	77,822	—	—	77,827
Exercise of stock warrant	—	—	—	—	27,941	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	—	—	(14,743)	(14,743)
Balance June 30, 2019	—	$—	—	$—	26,841,149	$27	$183,678	$80	$(47,568)	$136,217

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(34,788)	$(14,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	184	184
Stock based compensation	5,353	567
Depreciation and amortization	163	53
Amortization of (discount) premium on available for sale investments	228	(395)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(880)	(4,515)
Other assets	(27)	(250)
Accounts payable	2,016	4,621
Accrued expenses and other current liabilities	2,580	947
Net cash used in operating activities	(25,171)	(13,531)
Cash flow from investing activities:
Purchase of investments	(139,407)	(88,593)
Proceeds from maturities of investments	60,801	43,940
Purchase of property and equipment	(22)	(20)
Net cash used in investing activities	(78,628)	(44,673)
Cash flows from financing activities:
Payments of finance leases	(32)	—
Proceeds from issuance of common stock upon exercise of stock options	1,145	69
Proceeds from initial public offering, net of stock offering costs	—	77,827
Proceeds from private placement offering, net of issuance costs	117,628	—
Net cash provided by financing activities	118,741	77,896
Net change in cash and cash equivalents	14,942	19,692
Cash, cash equivalents and restricted cash at beginning of period	51,214	24,872
Cash, cash equivalents and restricted cash at end of period	$66,156	$44,564

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$293	$878
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$278
Conversion of Series A redeemable convertible preferred stock to common stock on initial public offering	$—	$17,178
Conversion of Series B redeemable convertible preferred stock to common stock on initial public offering	$—	$87,816
Acceleration of vesting of Series B redeemable convertible preferred stock on initial public offering	$—	$856

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2020, the Company had an accumulated deficit of $104.6 million. Since inception through June 30, 2020, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the IPO and from the net proceeds from the PIPE Financing. As of June 30,2020, the Company had cash, cash equivalents, and short-term investments of $144.5 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited financial statements. The Company also has long-term investments of $66.1 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions of the SEC on Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

The condensed balance sheet as of June 30, 2020, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed statements of redeemable convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2020 and 2019, the condensed statements of cash flows for the six months ended June 30, 2020 and 2019, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the SEC on March 16, 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted the standard prospectively on January 1, 2020. The adoption of this pronouncement did not have a material impact on its financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2020 and December 31, 2019 are presented in the following tables (in thousands):

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$62,568	$62,568	$—	$—
Certificates of deposit	49,684	—	49,684	—
Municipal notes	214	—	214	—
Corporate notes	89,187	—	89,187	—
Government and agency notes	6,205	—	6,205	—
Total	$207,858	$62,568	$145,290	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$30,054	$30,054	$—	$—
Certificates of deposit	20,046	—	20,046	—
Repurchase agreements	15,000	—	15,000	—
Corporate notes	38,783	—	38,783	—
Government notes	7,574	—	7,574	—
Commercial paper	1,096	—	1,096	—
Total	$112,553	$30,054	$82,499	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$62,568	$—	$—	$62,568
Certificates of deposit	49,331	353	—	49,684
Municipal notes	213	1	—	214
Corporate notes	88,844	354	(11)	89,187
Government and agency notes	6,191	23	(9)	6,205
Total cash equivalents and investments	$207,147	$731	$(20)	$207,858

Classified as:
Cash equivalents (maturities within 90 days)				$63,403
Short-term investments (maturities within one year)				78,348
Long-term investments (maturities beyond 1 year)				66,107
Total cash equivalents and investments				$207,858

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$30,054	$—	$—	$30,054
Certificates of deposit	19,992	54	—	20,046
Repurchase agreements	15,000	—	—	15,000
Corporate notes	38,788	—	(5)	38,783
Government notes	7,563	11		7,574
Commercial paper	1,096	—	—	1,096
Total cash equivalents and investments	$112,493	$65	$(5)	$112,553

Classified as:
Cash equivalents (maturities within 90 days)				$47,140
Short-term investments (maturities within one year)				48,650
Long-term investments (maturities beyond 1 year)				16,763
Total cash equivalents and investments				$112,553

As of June 30, 2020, the weighted average remaining contractual maturities of available-for-sale securities was approximately 11 months. There have been no significant realized losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2020, none of which have been in a loss position for more than one year. The Company believes it had no other-than-temporary impairments on these securities as of June 30, 2020, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

The investments are classified as available-for-sale securities. At June 30, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three or six months ended June 30, 2020 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4: Cash, cash equivalents and investments

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$66,156	$44,314
Restricted cash	—	250
Total cash, cash equivalents and restricted cash	$66,156	$44,564

Restricted cash as of June 30, 2019 relates to a compensating balance to secure a credit card facility. There was no restricted cash as of June 30, 2020.

The following tables categorize the fair values of cash, cash equivalents, and short-term investments measured at fair value on a recurring basis on our balance sheet (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$2,753	$4,074
Money market funds	62,568	30,054
Repurchase agreements	—	15,000
Certificates of deposit	735	985
Corporate notes	100	1,101
Total cash and cash equivalents	$66,156	$51,214

Short-term investments:
Commercial paper	$—	$1,096
Certificates of deposit	37,671	15,428
Municipal notes	214	—
Corporate notes	39,175	24,552
Government and agency notes	1,288	7,574
Total short-term investments	$78,348	$48,650

Long-term investments
Corporate notes	$49,912	$13,130
Certificates of deposit	11,278	3,633
Government and agency notes	4,917	—
Total long-term investments	$66,107	$16,763

Note 5. Balance Sheet Components

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid expenses	$142	$129
Prepaid insurance	2,342	858
Prepaid research and development expenses	3,737	4,517
Other current assets	883	688
Total prepaid expenses and other current assets	$7,104	$6,192

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30	December 31
	2020	2019
Computer equipment	$33	$28
Lab equipment	405	405
Finance lease right of use assets	556	559
Leasehold improvement	17	—
Less: accumulated amortization and depreciation	(446)	(283)
Property and equipment, net	$565	$709

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Personnel expenses	$1,306	$1,261
Professional fees	142	96
Research and development expenses	6,948	4,410
Other	206	50
Total accrued expenses and other current liabilities	$8,602	$5,817

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

In May 2020 the Company entered into a second amendment to the lease agreement to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company will pay rent monthly for the additional space and the lease agreement will terminate in July 2021. The Company recorded an operating lease asset and liability of $172,000.

In May 2020 the Company entered into a lease agreement to rent space in San Diego, California for our clinical operations team. The lease agreement is for three years commencing July 1, 2020. Total payments under the lease will be $346,000. The Company paid a security deposit of $29,400 and is included in Other Assets on our June 30, 2020 balance sheets. The lease did not create any other significant rights or obligations.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of June 30, 2020, future rent expense of $588,000 will be recognized over the remaining term of 13 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. The remaining lease expense of $103,000 will be recognized over the remaining lease term of approximately 26 months.

Clinical Equipment Financing Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreements and determined that they contain embedded finance leases. The Company recognizes the depreciation expense in research and development expenses in the statement of operations and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term ranging from 25 to 31 months. Amortization expense of the financing lease right of use asset for the six months ended June 30, 2020 and 2019 was $117,000 and $0 , respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	June 30, 2020	December 31, 2019
Operating lease right of use asset, net	$686	$625
Short-term operating lease liability	205	—
Long-term operating lease liability	50	—
	$255	$—

Finance lease right of use asset	556	559
Finance lease accumulated amortization	(224)	(107)
Total finance lease right of use asset, net	$332	$452

Weighted average remaining lease term
Operating leases	1.3 years	1.6 years
Finance leases	1.5 years	2.1 years

Weighted average discount rate
Operating leases	2.32%	—%
Finance leases	—%	—%

Year ended December 31,	Operating Lease
2020 (excluding the six months ended June 30, 2020)	105
2021	132
2022	23
Total lease payments	260
Less: imputed interest	(5)
Total remaining lease liability	255

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

As of June 30, 2020, the Company had 2,146,861 shares available for future issuance under the 2019 Plan.

For the three and six months ended June 30, 2020, the Company recognized $3,398,000 and $5,353,000 of stock-based compensation expense, respectively related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements.

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2019	2,393,934	5.35	8.62	$121,592,682
Options granted	1,535,145	50.93
Options exercised	(116,856)	9.80
Options cancelled	(167,451)	41.68
Balance at June 30, 2020	3,644,772	22.73	8.74	92,891,465
Options vested and expected to vest as of June 30, 2020	3,644,772	22.73	8.74	92,891,465
Options exercisable as of June 30, 2020	1,137,492	6.83	7.86	45,506,270

Future stock-based compensation for unvested employee and non-employee options granted and outstanding as of June 30, 2020 is $52.5 million with a weighted average remaining expense life of 2.2 years.

The following table summarizes employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 and the allocation within the statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expense	$1,616	$267	$2,654	$366
Research and development expense	1,782	110	2,699	201
Total stock-based compensation	$3,398	$377	$5,353	$567

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

As described in Note 1, on February 10, 2020, the Company issued and sold shares of common stock at a purchase price of $50.00 per share in a private placement. In the private placement, the Company issued and sold 30,000 shares of common stock for an aggregate purchase price of $1,500,000 to an entity affiliated with David A. Lamond, a member of the Company’s Board of Directors.

As described in Note 6, the Company entered into a second amendment to the lease agreement to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company will pay rent monthly for the additional space and the lease agreement will terminate in July 2021. The Company recorded an operating lease asset and liability of $172,000.

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

	June 30,
	2020	2019
Options issued and outstanding	3,644,772	2,270,946
Total	3,644,772	2,270,946

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a novel disease-modifying therapeutic approach to treat what we believe to be a key underlying cause of Alzheimer’s and other degenerative diseases. Our approach is based on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the brains of greater than 90% of more than 100 Alzheimer’s patients observed across multiple studies to date. Additionally, we have observed that P. gingivalis infection causes Alzheimer’s pathology in animal models, and these effects have been successfully treated with a gingipain inhibitor in preclinical studies. Our proprietary lead drug candidate, atuzaginstat (COR388), is an orally administered, brain-penetrating small molecule gingipain protease inhibitor. Atuzaginstat was well-tolerated with no concerning safety signals in our Phase 1a and Phase 1b clinical trials conducted to date, which enrolled a total of 67 subjects, including nine patients with mild to moderate Alzheimer’s disease. We initiated a global Phase 2/3 clinical trial of atuzaginstat, called the GAIN (GingipAIN Inhibitor for Treatment of Alzheimer’s Disease) trial, in mild to moderate Alzheimer’s patients in April 2019 in the United States and in September 2019 in Europe. We plan to conduct the interim analysis by the end of 2020 after approximately 100 patients in each of the GAIN trial’s three arms complete 24 weeks of treatment and expect top-line results by the end of 2021.

The GAIN Trial also includes an open-label extension (OLE) in the United States that began dosing patients in April 2020. Upon completing the 48-week placebo-controlled period of the GAIN Trial, participants in the GAIN Trial’s placebo and active arms in the U.S. may be eligible to enroll in the OLE study, where they will receive 40 mg or 80 mg of atuzaginstat twice daily for an additional 48 weeks. The OLE is intended to evaluate long-term safety and efficacy measures of participants in the GAIN Trial.

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

To date, our employees, vendors and clinical trial sites have been able to advance our GAIN clinical trial, continue randomizations and screenings and begin our Open Label Extension for those patients completing the GAIN trial. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines for the GAIN trial. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees have been working primarily from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We are not currently experiencing any significant supply chain disruptions and have drug supply for the full GAIN Trial on hand. We have diversified our vendor relationships geographically for both starting materials and manufacturing.  However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. Despite these efforts, the COVID-19 pandemic could impact clinical trial enrollment and its completion. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates.

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

To date, substantially all of our research and development expenses have supported the advancement of atuzaginstat and our other drug candidates are in preclinical development. As a result, we do not allocate our costs to individual drug candidates. We expect that at least for the foreseeable future, a substantial majority of our research and development expense will support the clinical and regulatory development of atuzaginstat.

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of atuzaginstat and advance other drug candidates into preclinical and clinical development. Over the next few years, we expect our preclinical, clinical and contract manufacturing expenses to increase significantly relative to what we have incurred to date. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

We initiated a global Phase 2/3 clinical trial of atuzaginstat, called the GAIN trial, in mild to moderate Alzheimer’s patients in April 2019 in the United States and in September 2019 in Europe.  We plan to conduct the interim analysis by the end of 2020 after approximately 100 patients in each of the GAIN trial’s three arms complete 24 weeks of treatment and expect top-line results by the end of 2021. Patients successfully completing the 48-week placebo-controlled period of the GAIN trial are eligible to participate in the open-label extension (OLE) in the United States. We started dosing patients in the OLE starting in April 2020 where they receive 40 mg or 80 mg of atuzaginstat twice daily for an additional 48 weeks. The OLE is intended to evaluate the long-term safety and efficacy measures of participants in the GAIN trial.

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

Because our product candidate is in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.

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

Interest Income

Interest income consists of interest earned on our cash equivalents and investments recognized during the period.

Results of Operations

Three Months Ended June 30, 2020 and 2019

The following sets forth our results of operations for the three months ended June 30, 2020 (in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$14,086	$7,109	$6,977	98.1%
General and administrative	4,185	2,466	1,719	69.7%
Loss from operations	(18,271)	(9,575)	(8,696)	90.8%
Interest income	659	513	146	28.5%
Net loss	$(17,612)	$(9,062)	$(8,550)	94.4%

Research and Development Expenses (in thousands)

	Three Months Ended June 30,		Change
	2020	2019	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$9,797	$5,637	$4,160	73.8%
Other direct research costs	822	327	495	151.4%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	3,176	927	2,249	242.6%
Facilities and other research and development expenses	291	218	73	33.5%
Total research and development expenses	$14,086	$7,109	$6,977	98.1%

Research and development expenses were $14.1 million for the three months ended June 30, 2020, compared to $7.1 million for the three months ended June 30, 2019. The increase of $7.0 million was driven mostly by increasing patient enrollments in the GAIN trial resulting in increases of $2.7 million in clinical trial expenses for our lead product candidate, atuzaginstat which entered into Phase 2/3 clinical trials in 2019, $1.5 million in drug manufacturing costs to support the clinical trial and $0.5 million in non-clinical related costs. Additionally, we experienced a net increase of $2.2 million in personnel related expenses primarily due to an increase in our employee headcount which was comprised of an increase in compensation and benefit costs of $0.5 million and $1.7 million in allocated stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses increased $1.7 million to $4.2 million for the three months ended June 30, 2020 from $2.5 million for three months ended June 30, 2019 primarily due to an increase in personnel costs due to an increase in our employee headcount which was comprised of an increase in compensation and benefits costs of $0.4 million and $1.3 million in allocated stock-based compensation expense.

Interest Income

Interest income was $0.7 million for the three months ended June 30, 2020 compared to $0.5 million for the three months ended June 30, 2019. The increase was a result of increased average cash and investment balances from the proceeds of private placement which closed in February 2020 and our initial public offering which closed in May 2019.

We anticipate overall yields from our investment portfolio will remain at historic lows in future quarters due to the impact of the COVID-19 pandemic on the financial markets, specifically the credit securities markets.

Six Months Ended June 30, 2020 and 2019

The following sets forth our results of operations for the six months ended June 30, 2020 (in thousands):

	For the Six Months Ended June 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$28,467	$11,934	$16,533	138.5%
General and administrative	7,662	3,716	3,946	106.2%
Loss from operations	(36,129)	(15,650)	(20,479)	130.9%
Interest income	1,341	907	434	47.9%
Net loss	$(34,788)	$(14,743)	$(20,045)	136.0%

Research and Development Expenses (in thousands)

	Six months ended June 30,		Change
	2020	2019	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$20,889	$9,876	$11,013	111.5%
Other direct research costs	1,558	463	1,095	236.5%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	5,313	1,195	4,118	344.6%
Facilities and other research and development expenses	707	400	307	76.8%
Total research and development expenses	$28,467	$11,934	$16,533	138.5%

Research and development expenses were $28.5 million for the six months ended June 30, 2020, compared to $11.9 million for the six months ended June 30, 2019. The increase of $16.6 million was driven mostly by increasing patient enrollments in the GAIN trial resulting in $7.9 million in clinical trial expenses for our lead product candidate, atuzaginstat which entered into Phase 2/3 clinical trials in 2019, $3.1 million in drug manufacturing costs to support the clinical trial and $1.1 million in non-clinical related costs. We also experienced a net increase of $4.1 million in personnel related expenses due to an increase in our employee headcount which was comprised of an increase in compensation and benefit costs of $1.6 million and $2.5 million in allocated stock-based compensation costs. Additionally, facility and other non-clinical costs increased $0.3 million due primarily to pipeline research.

General and Administrative Expenses

General and administrative expenses increased approximately $4.0 million to $7.7 million for the six months ended June 30, 2020 from $3.7 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $3.2 million in personnel costs due to an increase in our employee headcount which was comprised of an increase in compensation and benefits costs of $0.9 million and $2.3 million in allocated stock-based compensation expense and increases in $0.8 million in insurance expense associated with becoming a public company.

Interest Income

Interest income was $1.3 million for the six months ended June 30, 2020 compared to $0.9 million for the six months ended June 30, 2019. The increase was a result of increased average cash and investment balances from the proceeds of private placement which closed in February 2020 and our initial public offering which closed in May 2019.

We anticipate overall yields from our investment portfolio will remain at historic lows in future quarters due to the impact of the COVID-19 pandemic on the financial markets, specifically the credit securities markets.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2020, we had an accumulated deficit of $104.6 million and had cash, cash equivalents and short-term investments of $144.5 million. Although our investment portfolio contains some debt securities that have experienced negative credit downgrades, based on our current cash requirements, we believe that we will continue to be able to hold all securities to their final maturity and not realize material gains or losses in the available for sale portfolios.

Based on our existing business plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our anticipated level of operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission.

Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our Phase 2/3 drug candidate, atuzaginstat, research on our proprietary library of small molecules, additional pipeline candidates and other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our lead product candidate is in the early stages of clinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise capital when needed, we will need to delay, reduce or terminate planned activities to reduce costs.  Doing so will likely harm our ability to execute our business plans. We may also be required to sell or license to others rights to our drug candidate in certain territories or indications that we would prefer to develop and commercialize ourselves.

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

In February 2020, we completed a private placement by issuing and selling 2,500,000 shares at $50.00 per share. The aggregate net proceeds received by us from the offering net of offering expenses, was approximately $117.6 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(25,171)	$(13,531)
Investing activities	(78,628)	(44,673)
Financing activities	118,741	77,896
Net increase in cash and cash equivalents	$14,942	$19,692

Operating Activities

Net cash used in operating activities was $25.2 million for the six months ended June 30, 2020. Cash used in operating activities was primarily due to our net loss of $34.8 million for the period, adjusted for $5.9 million of non-cash items, including $5.4 million in stock-based compensation and a net increase in accounts payable, accrued expenses and other current liabilities of $4.6 million offset by increases in our current assets of $0.9 million.

Net cash used in operating activities was $13.5 million for the six months ended June 30, 2019 and was primarily due to our net loss for the period of $14.7 million, adjusted for $0.4 million of non-cash items and a net increase in accounts payable, accrued expenses and other current liabilities of $5.6 million offset by an increase in operating assets of 4.8 million related to activities surrounding our GAIN clinical trial.

Investing Activities

Cash used by investing activities was $78.6 million for the six months ended June 30, 2020, primarily related to the purchase of available for sale investment securities with the proceeds from the private placement transaction which closed in February 2020.

Cash used by investing activities was $44.7 million in the six months ended June 30, 2019, primarily related to investment of the IPO proceeds received in May 2019

Financing Activities

Cash provided by financing activities was $118.7 million for the six months ended June 30, 2020, which consisted primarily of net proceeds from the private placement transaction and the proceeds from the exercise of stock options.

Cash provided by financing activities was $77.9 million in the six months ended June 30, 2019, primarily related to the IPO proceeds received in May 2019.

Contractual Obligations and Commitments

Commitments

There have been no material changes to our contractual obligations and other commitments as of June 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K.

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

We will remain an emerging growth company until December 31, 2020.

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

We had cash, cash equivalents, and marketable securities of $210.6 million as of June 30, 2020, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three or six months ended June 30, 2020.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently a party to any material legal proceedings. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

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

We will require substantial additional funding to finance our operations, complete the development and commercialization of atuzaginstat (COR388) and evaluate future drug candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for atuzaginstat. Developing atuzaginstat and conducting clinical trials for the treatment of Alzheimer’s disease and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for atuzaginstat or any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution.  Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

We believe that our existing capital resources will be sufficient to fund our projected operations through at least 2022. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

•

the progress, costs, trial design, results of and timing of our Phase 2/3 GAIN trial and other clinical trials of atuzaginstat, including for potential additional indications that we may pursue beyond Alzheimer’s disease;

•

the willingness of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, to accept our GAIN trial, as well as data from our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of atuzaginstat for Alzheimer’s disease;

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

Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us. Additionally, while the potential global economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant long-term disruption of global financial markets, which could in the future reduce our ability to access capital and negatively affect our liquidity. In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. Furthermore, a recession or market correction resulting from the spread of COVID-19 could materially affect our operations, overall yields from our investment portfolio and the value of our common stock.

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

•

the potential for so-called “parallel exporting,” which is what occurs when a local seller buys goods meant for the locals and sells the goods for a higher price in another country, potentially causing or aggravating supply problems;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	taxes in other countries;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
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

Our headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations, impair critical systems or result in loss of clinical samples. Any of these disruptions or other events outside of our control could have a material adverse impact on our business, harming our operating results. In addition, if any of our  suppliers or third-party service providers, such as our manufacturing partners or CROs, are affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control, our business and operating results could suffer. Disasters, public health crises and political crises occurring at third-party facilities also could negatively impact our clinical development and regulatory approval timelines, our reputation and the perception of our company. For example, as a result of the COVID-19 pandemic, we and our third-party service providers have limited our operations or implemented limitations, including work-from-home policies. Our and our third-party service providers increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. The increase in working remotely could increase cybersecurity risk, create data accessibility concerns, and make us and our third-party service providers more susceptible to communication disruptions, any of which could adversely impact our or their business operations or delay necessary interactions with local and federal regulators, manufacturing sites, clinical trial sites, and other third parties. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development activities may not be able to access our laboratories, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, due to travel restrictions and “shelter in place” orders, we may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates and reduced ability to engage with the medical and investor communities due to the cancelation of conferences scheduled throughout the year. We also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions. Furthermore, new quarantines for COVID-19 or other viruses could impact personnel at contract manufacturing facilities in China, Europe or elsewhere to deliver key materials or the availability or cost of starting materials. Any disruption of our ability to manufacture atuzaginstat or the ability of our contract manufacturing vendors in China, Europe or elsewhere to deliver key materials on a timely basis could have a material adverse effect on the initiation of new trials, the duration of open label extension studies and overall product development. In addition, we may experience delays or disruptions in non-clinical experiments and supplies for such experiments, including animals required for such experiments. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

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

Disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  As a result of the COVID-19 pandemic, health regulatory agencies globally have experienced and may continue to experience disruptions in their operations.  The FDA, EMA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue discussions with us regarding the scope or design of our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could affect the development and study of atuzaginstat.

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

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1	Second Amendment to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated May 26, 2020.				X
10.2	Form of Executive Change in Control and Severance Agreement	8-K	5/21/2020	10.1
10.3	Separation Agreement by and between Kristen Gafric and Cortexyme, Inc., dated as of April 27, 2020.				X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Cortexyme, Inc.

Date: August 14, 2020	By:	/s/ Casey C. Lynch
Casey C. Lynch
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Christopher Lowe
Christopher Lowe
Chief Financial Officer
(Principal Financial and Accounting Officer)