Form 10-Q
period 2020-09-30
Cortexyme, Inc.
filed 2020-11-12
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the registrant had 29,497,999 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019 (1)
ASSETS
Current assets:
Cash and cash equivalents	$64,246	$51,214
Short term investments	73,548	48,650
Prepaid expenses and other current assets	5,180	6,192
Total current assets	142,974	106,056
Property and equipment, net	500	709
Operating lease right-of-use assets, net	848	625
Long term investments	60,133	16,763
Other assets	209	217
Total assets	$204,664	$124,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,309	$3,075
Accrued expenses and other current liabilities	12,100	5,817
Total current liabilities	16,409	8,892
Long-term operating lease liability	244	—
Total liabilities	16,653	8,892
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,494,249 and 26,869,413 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	29	27
Additional paid in capital	313,568	185,196
Accumulated other comprehensive income	513	60
Accumulated deficit	(126,099)	(69,805)
Total stockholders’ equity	188,011	115,478
Total liabilities and stockholders’ equity	$204,664	$124,370

(1)	The balance sheet as of December 31, 2019 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$16,983	$8,253	$45,450	$20,187
General and administrative	4,929	2,316	12,591	6,032
Total operating expenses	21,912	10,569	58,041	26,219
Loss from operations	(21,912)	(10,569)	(58,041)	(26,219)
Interest income	406	711	1,747	1,618
Net loss	(21,506)	(9,858)	(56,294)	(24,601)
Other comprehensive income / (loss):
Unrealized gain / (loss) on available for sales securities	(198)	16	453	145
Total comprehensive loss	$(21,704)	$(9,842)	$(55,841)	$(24,456)
Net loss per share - basic and diluted	$(0.73)	$(0.37)	$(1.94)	$(1.59)
Weighted average shares of common stock outstanding - basic and diluted	29,488,739	26,841,149	29,066,006	15,489,216

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended September 30, 2020 and 2019
	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance June 30, 2020	29,486,269	$29	$309,320	$711	$(104,593)	$205,467
Exercise of stock options	7,980	—	90	—	—	90
Stock based compensation	—	—	4,158	—	—	4,158
Other comprehensive loss	—	—	—	(198)	—	(198)
Net loss	—	—	—	—	(21,506)	(21,506)
Balance September 30, 2020	29,494,249	$29	$313,568	$513	$(126,099)	$188,011

Balance June 30, 2019	26,841,149	$27	$183,678	$80	$(47,568)	$136,217
Stock based compensation	—	—	912	—	—	912
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(9,858)	(9,858)
Balance September 30, 2019	26,841,149	$27	$184,590	$96	$(57,426)	$127,287

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the nine months ended September 30, 2020 and 2019
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2020	—	$—	—	$—	26,869,413	$27	$185,196	$60	$(69,805)	$115,478
Issuance of common stock in connection with private placement, net of issuance costs of $7,372	—	—	—	—	2,500,000	2	117,626	—	—	117,628
Exercise of stock options	—	—	—	—	124,836	—	1,235	—	—	1,235
Stock based compensation	—	—	—	—	—	—	9,511	—	—	9,511
Other comprehensive income	—	—	—	—	—	—	—	453	—	453
Net loss	—	—	—	—	—	—	—	—	(56,294)	(56,294)
Balance September 30, 2020	—	$—	—	$—	29,494,249	$29	$313,568	$513	$(126,099)	$188,011

Balance January 1, 2019	9,008,919	$17,178	9,152,108	$86,868	3,412,366	$3	$245	$(49)	$(32,825)	$(32,626)
Exercise of stock options	—	—	—	—	166,015	1	68	—	—	69
Stock based compensation	—	—	—	—	—	—	1,479	—	—	1,479
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	948	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(9,008,919)	(17,178)	(9,152,108)	(87,816)	18,161,027	18	104,976	—	—	104,994
Initial public offering of common stock, net of issuance costs of $8,427	—	—	—	—	5,073,800	5	77,822	—	—	77,827
Exercise of stock warrant	—	—	—	—	27,941	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	145	—	145
Net loss	—	—	—	—	—	—	—	—	(24,601)	(24,601)
Balance September 30, 2019	—	$—	—	$—	26,841,149	$27	$184,590	$96	$(57,426)	$127,287

The accompanying notes are an integral part of these condensed financial statements.

Cortexyme, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(56,294)	$(24,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	275	275
Stock based compensation	9,511	1,479
Depreciation and amortization	247	112
Amortization of premium (discount) on available for sale investments	429	(728)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,044	(3,281)
Other assets	8	(253)
Accounts payable	1,234	1,800
Accrued expenses and other current liabilities	6,004	2,870
Net cash used in operating activities	(37,542)	(22,327)
Cash flow from investing activities:
Purchase of investments	(183,356)	(98,475)
Proceeds from maturities of investments	115,141	63,070
Purchase of property and equipment	(42)	(46)
Net cash used in investing activities	(68,257)	(35,451)
Cash flows from financing activities:
Payments of finance leases	(32)	—
Proceeds from issuance of common stock upon exercise of stock options	1,235	69
Proceeds from initial public offering, net of stock offering costs	—	77,827
Proceeds from private placement offering, net of issuance costs	117,628	—
Net cash provided by financing activities	118,831	77,896
Net change in cash and cash equivalents	13,032	20,118
Cash, cash equivalents and restricted cash at beginning of period	51,214	24,872
Cash, cash equivalents and restricted cash at end of period	$64,246	$44,990

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$620	$878
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$500
Conversion of Series A redeemable convertible preferred stock to common stock on initial public offering	$—	$17,178
Conversion of Series B redeemable convertible preferred stock to common stock on initial public offering	$—	$87,816
Acceleration of vesting of Series B redeemable convertible preferred stock on initial public offering	$—	$856

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2020, the Company had an accumulated deficit of $126.1 million. Since inception through September 30, 2020, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the IPO and from the net proceeds from the PIPE Financing. As of September 30, 2020, the Company had cash, cash equivalents, and short-term investments of $137.8 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited financial statements. The Company also has long-term investments of $60.1 million.

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

The condensed balance sheet as of September 30, 2020, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed statements of redeemable convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, the condensed statements of cash flows for the nine months ended September 30, 2020 and 2019, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the SEC on March 16, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period.

Risks and Uncertainties

The pandemic caused by an outbreak of a new strain of coronavirus, COVID-19, has resulted, and is likely to continue to result, in significant national and global economic disruption and may adversely affect our business. The Company is actively monitoring the impact of COVID-19 and the possible effects on its financial condition, liquidity, operations, clinical trials, suppliers, industry and workforce. However, the full extent, consequences, and duration of the COVID-19 pandemic and the resulting impact on the Company cannot currently be predicted. The Company will continue to evaluate the impact that these events could have on the Company’s operations, financial position, and the results of operations and cash flows during fiscal year 2020 and beyond.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2020 and December 31, 2019 are presented in the following tables (in thousands):

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$61,172	$61,172	$—	$—
Certificates of deposit	39,296	—	39,296	—
Municipal notes	3,061	—	3,061	—
Corporate notes	81,112	—	81,112	—
Government and agency notes	11,192	—	11,192	—
Total	$195,833	$61,172	$134,661	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$30,054	$30,054	$—	$—
Certificates of deposit	20,046	—	20,046	—
Repurchase agreements	15,000	—	15,000	—
Corporate notes	38,783	—	38,783	—
Government notes	7,574	—	7,574	—
Commercial paper	1,096	—	1,096	—
Total	$112,553	$30,054	$82,499	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$61,172	$—	$—	$61,172
Certificates of deposit	39,046	250	—	39,296
Municipal notes	3,060	1	—	3,061
Corporate notes	80,871	274	(33)	81,112
Government and agency notes	11,171	22	(1)	11,192
Total cash equivalents and investments	$195,320	$547	$(34)	$195,833

Classified as:
Cash equivalents (maturities within 90 days)				$62,152
Short-term investments (maturities within one year)				73,548
Long-term investments (maturities beyond 1 year)				60,133
Total cash equivalents and investments				$195,833

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$30,054	$—	$—	$30,054
Certificates of deposit	19,992	54	—	20,046
Repurchase agreements	15,000	—	—	15,000
Corporate notes	38,788	—	(5)	38,783
Government notes	7,563	11		7,574
Commercial paper	1,096	—	—	1,096
Total cash equivalents and investments	$112,493	$65	$(5)	$112,553

Classified as:
Cash equivalents (maturities within 90 days)				$47,140
Short-term investments (maturities within one year)				48,650
Long-term investments (maturities beyond 1 year)				16,763
Total cash equivalents and investments				$112,553

As of September 30, 2020, the weighted average remaining contractual maturities of available-for-sale securities was approximately 11 months. There have been no significant realized losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2020, none of which have been in a loss position for more than one year. The Company believes it had no other-than-temporary impairments on these securities as of September 30, 2020, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

The investments are classified as available-for-sale securities. At September 30, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive income was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three or nine months ended September 30, 2020 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4: Cash, Cash Equivalents and Investments

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$64,246	$44,740
Restricted cash	—	250
Total cash, cash equivalents and restricted cash	$64,246	$44,990

Restricted cash as of September 30, 2019 relates to a compensating balance to secure a credit card facility. There was no restricted cash as of September 30, 2020.

The following tables categorize the fair values of cash, cash equivalents, and short-term investments measured at fair value on a recurring basis on our balance sheet (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$2,094	$4,074
Money market funds	61,172	30,054
Repurchase agreements	—	15,000
Certificates of deposit	980	985
Corporate notes	—	1,101
Total cash and cash equivalents	$64,246	$51,214

Short-term investments:
Commercial paper	$—	$1,096
Certificates of deposit	31,168	15,428
Municipal notes	1,838	—
Corporate notes	32,432	24,552
Government and agency notes	8,110	7,574
Total short-term investments	$73,548	$48,650

Long-term investments
Corporate notes	$48,680	$13,130
Certificates of deposit	7,148	3,633
Municipal notes	1,223	—
Government and agency notes	3,082	—
Total long-term investments	$60,133	$16,763

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid expenses	$120	$129
Prepaid insurance	1,653	858
Prepaid research and development expenses	2,778	4,517
Other current assets	629	688
Total prepaid expenses and other current assets	$5,180	$6,192

Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30	December 31
	2020	2019
Computer equipment	$33	$28
Lab equipment	405	405
Finance lease right of use assets	556	559
Leasehold improvement	21	—
Office furniture	15	—
Less: accumulated amortization and depreciation	(530)	(283)
Property and equipment, net	$500	$709

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Personnel expenses	$1,846	$1,261
Professional fees	224	96
Research and development expenses	9,751	4,410
Other	279	50
Total accrued expenses and other current liabilities	$12,100	$5,817

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

In May 2020 the Company entered into a lease agreement to rent space in San Diego, California for our clinical operations team. The lease agreement is for three years which commenced August 1, 2020. Total payments under the lease will be $337,000. The Company paid a security deposit of $29,000 and is included in Other Assets on our September 30, 2020 balance sheets. At the commencement of the lease, the Company recorded an operating lease asset of $326,000, which consists of an operating lease liability of $317,000 and cash rent prepayment of $9,000.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of September 30, 2020, future rent expense of $760,000 will be recognized over the remaining terms of 10 to 34 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. The remaining lease expense of $91,000 will be recognized over the remaining lease term of approximately 23 months.

Clinical Equipment Financing Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreements and determined that they contain embedded finance leases. The Company recognizes the depreciation expense in research and development expenses in the statement of operations and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term ranging from 20 to 34 months. Amortization expense of the financing lease right of use asset for the nine months ended September 30, 2020 and 2019 was $173,000 and $53,000, respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	September 30, 2020	December 31, 2019
Operating lease right of use asset, net	$848	$625
Short-term operating lease liability	279	—
Long-term operating lease liability	244	—
	$523	$—

Finance lease right of use asset	556	559
Finance lease accumulated amortization	(280)	(107)
Total finance lease right of use asset, net	$276	$452

Weighted average remaining lease term
Operating leases	1.3 years	1.6 years
Finance leases	1.2 years	2.1 years

Weighted average discount rate
Operating leases	2.10%	—%
Finance leases	—%	—%

Year ended December 31,	Operating Lease
2020 (excluding the nine months ended September 30, 2020)	80
2021	245
2022	141
2023	70
Total lease payments	536
Less: imputed interest	(13)
Total remaining lease liability	523

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

As of September 30, 2020, the Company had 2,014,728 shares available for future issuance under the 2019 Plan.

For the three and nine months ended September 30, 2020, the Company recognized $4,158,000 and $9,511,000 of stock-based compensation expense, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements.

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance at December 31, 2019	2,393,934	$5.35	8.62	$121,592,682
Options granted	1,710,145	51.16
Options exercised	(124,836)	9.89
Options cancelled	(210,318)	42.38
Balance at September 30, 2020	3,768,925	23.92	8.55	102,942,251
Options vested and expected to vest as of September 30, 2020	3,768,925	23.92	8.55	102,942,251
Options exercisable as of September 30, 2020	1,323,339	$8.57	7.73	$55,396,069

Future stock-based compensation for unvested employee and non-employee options granted and outstanding as of September 30, 2020 is $54.0 million with a weighted average remaining expense life of 1.7 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 was $37.03 per share.

The following table summarizes employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 and the allocation within the statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative expense	$2,261	$313	$4,915	$679
Research and development expense	1,897	599	4,596	800
Total stock-based compensation	$4,158	$912	$9,511	$1,479

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

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2020	2019
Options issued and outstanding	3,768,925	2,422,195
Total	3,768,925	2,422,195

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

Overview

We are a clinical-stage biopharmaceutical company pioneering a novel disease-modifying therapeutic approach to treat what we believe to be a key underlying cause of Alzheimer’s and other degenerative diseases. Our approach is based on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the brains of greater than 90% of more than 100 Alzheimer’s patients observed across multiple studies to date. Additionally, we have observed that P. gingivalis infection causes Alzheimer’s pathology in animal models, and these effects have been successfully treated with a gingipain inhibitor in preclinical studies. Our proprietary lead drug candidate, atuzaginstat (COR388), is an orally administered, brain-penetrating small molecule gingipain protease inhibitor. Atuzaginstat was well-tolerated with no concerning safety signals in our Phase 1a and Phase 1b clinical trials conducted to date, which enrolled a total of 67 subjects, including nine patients with mild to moderate Alzheimer’s disease. We initiated a global Phase 2/3 clinical trial of atuzaginstat, called the GAIN (GingipAIN Inhibitor for Treatment of Alzheimer’s Disease) trial, in mild to moderate Alzheimer’s patients in April 2019 in the United States and in September 2019 in Europe. We plan to conduct the interim analysis by the end of 2020 after approximately 100 patients in each of the GAIN trial’s three arms complete 24 weeks of treatment and expect top-line results by the end of 2021. In November 2020, final enrollment in the GAIN Trial was 643 participants.

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

To date, our employees, vendors and clinical trial sites have been able to advance our GAIN clinical trial, complete enrollment and continue the Open Label Extension for eligible patients completing the GAIN trial. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines for the GAIN trial. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees have been working primarily from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We have developed plans to enable all employees to voluntarily return to work in our offices and lab facility which include safety protocols, such as face coverings, social distancing, frequent cleaning, and COVID-19 testing. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our offices and lab facility, we may have to resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or public authority mandates. We are not currently experiencing any significant supply chain disruptions and have drug supply for the full GAIN Trial on hand. We have diversified our vendor relationships geographically for both starting materials and manufacturing.  However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. To potentially mitigate some of the risks of COVID-19 and based on interest and the ability to maintain milestone timelines, we enrolled approximately an additional 70 subjects in the GAIN trial. Despite these efforts, the COVID-19 pandemic could impact timelines, subject follow up visits and study completion. The Company will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, the Company’s product candidates.

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

We initiated a global Phase 2/3 clinical trial of atuzaginstat, called the GAIN trial, in mild to moderate Alzheimer’s patients in April 2019 in the United States and in September 2019 in Europe.  We plan to conduct the interim analysis by the end of 2020 after approximately 100 patients in each of the GAIN trial’s three arms complete 24 weeks of treatment and expect top-line results by the end of 2021. In November 2020, final enrollment in the GAIN Trial was 643 participants. Patients successfully completing the 48-week placebo-controlled period of the GAIN trial are eligible to participate in the open-label extension (OLE) in the United States. We started dosing patients in the OLE starting in April 2020 where they receive 40 mg or 80 mg of atuzaginstat twice daily for an additional 48 weeks. The OLE is intended to evaluate the long-term safety and efficacy measures of participants in the GAIN trial.

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

The following sets forth our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$16,983	$8,253	$8,730	105.8%
General and administrative	4,929	2,316	2,613	112.8%
Loss from operations	(21,912)	(10,569)	(11,343)	107.3%
Interest income	406	711	(305)	(42.9)%
Net loss	$(21,506)	$(9,858)	$(11,648)	118.2%

Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Change
	2020	2019	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$11,985	$5,729	$6,256	109.2%
Other direct research costs	1,046	589	457	77.6%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	3,488	1,673	1,815	108.5%
Facilities and other research and development expenses	464	262	202	77.1%
Total research and development expenses	$16,983	$8,253	$8,730	105.8%

Research and development expenses were $17.0 million for the three months ended September 30, 2020, compared to $8.3 million for the three months ended September 30, 2019. The increase of $8.7 million was driven primarily by increasing patient enrollments in the GAIN trial resulting in increases of $3.4 million in clinical trial expenses for our lead product candidate, atuzaginstat which entered into Phase 2/3 clinical trials in 2019, $2.9 million in drug manufacturing costs to support the clinical trial and $0.4 million in non-clinical related costs. We experienced a net increase of $1.8 million in personnel related expenses primarily due to an increase in our employee headcount which was comprised of an increase in compensation and benefit costs of $0.5 million and $1.3 million in stock-based compensation costs. Allocated facilities and other non-clinical research not related to atuzaginstat increased $0.2 million for the period.

General and Administrative Expenses

General and administrative expenses increased $2.6 million to $4.9 million for the three months ended September 30, 2020 from $2.3 million for three months ended September 30, 2019 primarily due to an increase in personnel costs due to an increase in our employee headcount which was comprised of an increase in compensation and benefits costs of $0.5 million and $2.0 million in stock-based compensation expense and $0.1 million increase in costs associated with being a public company.

Interest Income

Interest income was $0.4 million for the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019. The decrease was a result of lower yields on our available for sale portfolio from the prior year.

We anticipate overall yields from our investment portfolio will remain at historic lows in future quarters due to the impact of the COVID-19 pandemic on the financial markets, specifically the credit securities markets.

Nine Months Ended September 30, 2020 and 2019

The following sets forth our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$45,450	$20,187	$25,263	125.1%
General and administrative	12,591	6,032	6,559	108.7%
Loss from operations	(58,041)	(26,219)	(31,822)	121.4%
Interest income	1,747	1,618	129	8.0%
Net loss	$(56,294)	$(24,601)	$(31,693)	128.8%

Research and Development Expenses (in thousands)

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$32,943	15,605	$17,338	111.1%
Other direct research costs	2,614	1,052	1,562	148.5%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	8,801	2,868	5,933	206.9%
Facilities and other research and development expenses	1,092	662	430	65.0%
Total research and development expenses	$45,450	$20,187	$25,263	125.1%

Research and development expenses were $45.4 million for the nine months ended September 30, 2020, compared to $20.2 million for the nine months ended September 30, 2019. The increase of $25.3 million was driven mostly by increasing patient enrollments in the GAIN trial resulting in $11.3 million in clinical trial expenses for our lead product candidate, atuzaginstat which entered into Phase 2/3 clinical trials in 2019, $6.0 million in drug manufacturing costs to support the clinical trial and $1.6 million in non-clinical related costs. We also experienced a net increase of $5.9 million in personnel related expenses due to an increase in our employee headcount which was comprised of an increase in compensation and benefit costs of $2.1 million and $3.8 million in stock-based compensation costs. Additionally, allocated facility costs and other non-clinical costs increased $0.4 million due primarily to pipeline research.

General and Administrative Expenses

General and administrative expenses increased approximately $6.6 million to $12.6 million for the nine months ended September 30, 2020 from $6.0 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $5.6 million in personnel costs due to an increase in our employee headcount which was comprised of an increase in compensation and benefits costs of $1.4 million and $4.2 million in stock-based compensation expense and increases in $1.0 million in insurance expense associated with becoming a public company.

Interest Income

Interest income was $1.7 million for the nine months ended September 30, 2020 compared to $1.6 million for the nine months ended September 30, 2019. The increase was a result of increased average cash and investment balances of approximately $70.0 million from the proceeds of private placement which closed in February 2020. This was offset by significantly lower yields on the portfolio from the previous year.

We anticipate overall yields from our investment portfolio will remain at historic lows in future quarters due to the impact of the COVID-19 pandemic on the financial markets, specifically the credit securities markets.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of $126.1 million and had cash, cash equivalents and short-term investments of $137.8 million. Based on our current cash requirements, we believe that we will continue to be able to hold all securities to their final maturity and not realize material gains or losses in the available for sale portfolios.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(37,542)	$(22,327)
Investing activities	(68,257)	(35,451)
Financing activities	118,831	77,896
Net increase in cash and cash equivalents	$13,032	$20,118

Operating Activities

Net cash used in operating activities was $37.5 million for the nine months ended September 30, 2020. Cash used in operating activities was primarily due to our net loss of $56.3 million for the period, adjusted for $10.5 million of non-cash items, including $9.5 million in stock-based compensation and a net increase in accounts payable, accrued expenses and other current liabilities of $7.3 million and decreases in our current assets of $1.0 million.

Net cash used in operating activities was $22.3 million for the nine months ended September 30, 2019 and was primarily due to our net loss for the period of $24.6 million, and also due to use of cash in for prepaid expenses and other assets of $3.5 million offset by cash provided by increases in our accounts payable and accrued expenses of $4.7 million related to the activities surrounding our Phase 2/3 clinical trial. Non-cash operating income and expenses (net) accounted for $1.1 million of the net loss.

Investing Activities

Cash used in investing activities was $68.3 million for the nine months ended September 30, 2020, primarily related to the purchase of available for sale investment securities of $183.4 million and maturities of $115.1 million.

Cash used in investing activities was $35.5 million in the nine months ended September 30, 2019, primarily related to the purchase of available for sale investment securities of $98.5 million and maturities of $63.0 million.

Financing Activities

Cash provided by financing activities was $118.8 million for the nine months ended September 30, 2020, which consisted primarily of net proceeds from the private placement transaction and the proceeds from the exercise of stock options.

Cash provided by financing activities was $77.9 million in the nine months ended September 30, 2019, which consisted primarily of net proceeds from the initial public offering in the period.

Contractual Obligations and Commitments

Commitments

There have been no material changes to our contractual obligations and other commitments as of September 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K.

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

We had cash, cash equivalents, and marketable securities of $197.9 million as of September 30, 2020, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three or nine months ended September 30, 2020.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Summary of Risk Factors

We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Some of these risks are:

•

We are a clinical stage biopharmaceutical company with a limited operating history. We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.

•

We have concentrated our research and development and clinical efforts on the treatment of Alzheimer’s and other degenerative diseases, a field that has seen very limited success in drug development. Our drug candidates are based on new therapeutic approaches and novel technology, which also makes it difficult to predict the time and cost of drug candidate development and the regulatory approval process and exposes us to unforeseen risks.

•

If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

•

We will require substantial additional funding to finance our operations, complete the development and commercialization of atuzaginstat (COR388) and evaluate future drug candidates. If we are unable to raise this funding when needed, we may be required to significantly curtain, delay, reduce or eliminate one or more of our drug development programs or other operations.

•

We are substantially dependent on the success of atuzaginstat, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales, receive regulatory approval or be successfully commercialized, even if approved.  If we are not successful in commercializing atuzaginstat, or are significantly delayed in doing so, our business will be materially harmed.

•

We may not be successful in our efforts to create a pipeline of drug candidates or to develop commercially successful drugs. If we fail to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunity may be limited.

•

Adverse side effects or properties, clinical holds imposed by the FDA, or other safety risks associated with atuzaginstat or any future drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

•	We cannot be certain that atuzaginstat or any of our future drug candidates will receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.

•

If we or any of our third-party manufacturers encounter difficulties in production of our current or any future drug candidate, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our drug candidates for clinical trials or for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

•

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any drug candidates we may develop, we may not be successful in commercializing those drug candidates if and when they are approved.

•

The COVID-19 pandemic, as well as other public health crises, catastrophic events or other events outside of our control, may adversely affect our capabilities or the capabilities of third parties on which we depend.

•

We are currently conducting and in the future may conduct clinical trials for our drug candidates outside the United States, and the U.S. Food and Drug Administration (FDA), European Medicines Agency and applicable foreign regulatory authorities may not accept data from such trials.

•

If we are unable to obtain and maintain sufficient intellectual property protection for our drug candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be adversely affected.

Updated Risk Factors

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

For example, enrollment in our clinical trials may be delayed or impeded as a result of the COVID-19 pandemic due to prioritization of healthcare resources toward the pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required). If the patients involved with our clinical trials contract COVID-19, we may have more adverse events and deaths in our clinical trials as a result. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. For example, to potentially mitigate some of the risks of the COVID-19 pandemic and based on interest and the ability to maintain milestone timelines, we enrolled approximately 70 additional subjects in the GAIN trial. However, these measures may not be successful, and the occurrence of any of these events could delay or impede our ability to release clinical results, delay or impact our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, and could adversely impact our product candidate testing, development and timelines.

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

Adverse side effects or properties or other safety risks associated with atuzaginstat (COR388) or any future drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

There may be side effects and adverse events associated with the use of atuzaginstat or any future drug candidates. Atuzaginstat was well-tolerated with no concerning safety signals in our Phase 1a and Phase 1b clinical trials. While some subjects experienced minor changes in electrocardiograms, or ECGs, in particular transient increases in the QRS duration and PR interval, these changes were not clinically significant, which means they did not result in the need to consider changes to the treatment of the patient. Similar measurements were seen at higher doses in animal studies. There were no discernable trends in the QTcF interval in human or animal studies. Relative to placebo, there were no patterns in laboratory abnormalities or changes in ECGs, vital signs or the results of physical examinations observed during these trials that would be deemed practically relevant to the treatment of the patient with atuzaginstat.  Results from our preclinical testing and early clinical trials do not ensure that later clinical trials will provide adequate data to demonstrate the safety of atuzaginstat.

Results of our Phase 2/3 GAIN trial, and future clinical trials, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics as the clinical trials progress to longer exposures at varying dose levels and a larger number of patients. Side effects could include treatment-related adverse events not seen in our Phase 1a and Phase 1b clinical trials of atuzaginstat. Undesirable side effects caused by, or unexpected or unacceptable characteristics associated with, atuzaginstat or any future drug candidates could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. We may also elect to limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for such drug candidate if approved. If we elect or are required to further delay, suspend or terminate any clinical trial of any drug candidates that we develop, the commercial prospects of such drug candidates will be harmed and our ability to generate drug revenues from any such drug candidates will be delayed or eliminated.

As we test the safety of atuzaginstat in our Phase 2/3 GAIN trial or other trials, or as the use of atuzaginstat becomes more widespread if it receives regulatory approval, we may identify additional adverse events that were not identified or not considered significant in our earlier trials. If such side effects become later known in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly. If we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw, suspend or limit approval of atuzaginstat or any future drug candidates;
•	we may be required to recall a drug or change the way such drug is administered to patients;
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

•	we could be sued and held liable for harm caused to patients;
•	sales of the drug may decrease significantly or atuzaginstat or any future drug could become less competitive; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of atuzaginstat or any future drug candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

Clinical holds imposed by the FDA could prevent us from administering atuzaginstat (COR388) at higher doses than currently utilized or planned.

Preclinical data for atuzaginstat showed toxicity at very high exposure levels in mice and, as a result, the FDA placed atuzaginstat on partial clinical hold to enforce an exposure cap on atuzaginstat dosages in humans at approximately 2.4 times the currently planned top dose in our Phase 2/3 GAIN trial. Although the FDA has permitted the continuation of clinical trials at the planned doses of atuzaginstat, if we determine that we need to increase the dosage of atuzaginstat in humans, the partial hold, or any future clinical holds placed by the FDA may have a negative impact on our ability to carry out our clinical studies, which could delay or prevent the commercialization of atuzaginstat and may harm our business and financial condition.

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

Cortexyme, Inc.

Date: November 12, 2020	By:	/s/ Casey C. Lynch
Casey C. Lynch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Christopher Lowe
Christopher Lowe
Chief Financial Officer
(Principal Financial and Accounting Officer)