Form 10-K
period 2020-12-31
Cortexyme, Inc.
filed 2021-03-01
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7265(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.37 billion, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2020 of $46.30 per share.

The number of shares of the registrant’s common stock outstanding as of February 24, 2021 was 29,552,123.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•

We will require substantial additional funding to finance our operations, complete the development and commercialization of atuzaginstat (COR388) and evaluate future drug candidates. If we are unable to raise this funding when needed, we may be required to significantly curtail, delay, reduce or eliminate one or more of our drug development programs or other operations.

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

•

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing and on third-party contract manufacturing organizations to manufacture and supply our preclinical and clinical materials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, manufacturing or testing.

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

•If we are unable to obtain and maintain sufficient intellectual property protection for our drug candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be adversely affected.

PART I

Item 1. Business.

We are a clinical stage biopharmaceutical company pioneering a novel disease-modifying therapeutic approach to treat what we believe to be a key underlying cause of Alzheimer’s and other degenerative diseases. Our approach is based on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer’s and Parkinson’s disease patients. Additionally, we and other researchers have observed that P. gingivalis infection causes Alzheimer’s and Parkinson’s pathology in animal models, and these effects have been successfully treated with a gingipain inhibitor in preclinical studies. Our proprietary lead drug candidate, atuzaginstat (COR388), is an orally administered, brain-penetrating small molecule gingipain protease inhibitor. Atuzaginstat was well-tolerated with no concerning safety signals in our Phase 1a and Phase 1b clinical trials conducted to date, which enrolled a total of 74 subjects, including nine patients with mild to moderate Alzheimer’s disease.

We have fully enrolled a global pivotal Phase 2/3 clinical trial of atuzaginstat, called the GAIN (GingipAIN Inhibitor for Treatment of Alzheimer’s Disease) trial, in mild to moderate Alzheimer’s patients. We conducted an interim analysis in December 2020 after approximately 100 patients in each of the GAIN trial’s three arms completed 24 weeks of treatment. Based on the successful interim analysis, topline data for the fully enrolled population of 643 subjects after the full 1-year treatment period is expected in Q4 2021. Topline efficacy data in periodontal disease is expected from a prospective sub-study of 233 GAIN Trial subjects in Q4 2021.

The GAIN Trial included an open-label extension (OLE) in the United States that began enrollment in April 2020. On February 12, 2021, we received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat impacting the OLE phase of the GAIN Trial. The partial clinical hold was initiated following the review of hepatic adverse events in the atuzaginstat trial by the FDA. These events have been reversible and without any known long-term adverse effects for the participants. Under the hold, we have stopped enrollment and dosing in the OLE phase of the GAIN Trial.

Atuzaginstat is the first and only selective inhibitor of gingipain activity being investigated in clinical trials for the treatment of neurodegenerative disease. Atuzaginstat is designed to target an upstream driver of multiple pathological pathways, including amyloid beta production, inflammation and neurodegeneration, in contrast to mechanisms of action targeting downstream effects, such as amyloid plaques and tau tangles, which have been largely unsuccessful in clinical trials to date. Accordingly, we believe atuzaginstat could represent a disease-modifying therapy for the chronic treatment of neurodegenerative disease.

COR588 is a second generation brain penetrant lysine gingipain inhibitor currently in IND enabling studies that will initially be positioned in periodontal disease with potential efficacy in multiple indications. We anticipate initiating clinical studies in Q3 2021.  COR788 and COR822 are lead arginine gingipain inhibitors with therapeutic potential in various P. gingivalis related diseases.

Alzheimer’s disease represents one of the most significant unmet medical needs of our time and there are no marketed treatments that address the underlying cause of the disease. The disease afflicts an estimated 5.7 million people in the United States and more than 30 million people worldwide and is expected to grow to 14.0 million people in the United States by 2050. The direct costs of caring for individuals with Alzheimer’s disease and other dementias in the United States were estimated to total $300 billion in 2020 and are projected to increase to $1.1 trillion by 2050, according to the Alzheimer’s Association. Historical challenges in developing effective therapeutics for this disease include a poor understanding of disease causation and animal models that do not translate to efficacy in humans. We believe our novel approach can overcome these challenges by targeting an upstream cause of neuroinflammation and neurodegeneration. Our drug candidate has demonstrated proof of concept in a new physiological animal model that we believe is representative of human Alzheimer’s disease pathology.

Parkinson’s disease affects more than 1 million people in the United States and 10 million worldwide. Currently approved treatments are limited to primarily managing symptoms. Based upon the evidence to date, our Start-up activities for a Phase 2 study in early Parkinson’s disease called the PEAK (Gingipain inhibitor for treatment of PArKinsons’ disease) Trial have been initiated and first patient in is expected in Q3 2021.

P. gingivalis has been identified as a key pathogen in the development of periodontal disease. Periodontal disease is a common age-related disease affecting nearly 50% of the population over 50 years of age, or 65 million people, in the United States. The disease presents with symptoms including chronic inflammation, degeneration of gum tissue and tooth loss. Periodontal disease is associated with increased risk of cardiovascular disease, diabetes and certain cancers. The disease is often chronic and recurring due to persistent bacterial infection and antibiotic resistance. Current standard of care for the treatment of periodontal disease commonly involves scaling and root planning to remove bacterial plaque and tartar, in addition to local delivery of antibiotics in some cases. Atuzaginstat (COR388) reduced periodontal disease and associated bone loss in multiple animal models of periodontal disease. Target engagement and efficacy data for atuzaginstat (COR388) in aged dogs was published in January 2020 in the journal Pharmacology Research and Perspectives.

Partial Clinical Hold

On February 12, 2021 the Company received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat (COR388) impacting the open-label extension (OLE) phase of the company’s ongoing Phase 2/3 study, the GAIN Trial. Under the hold, no new participants will be enrolled in the OLE and currently enrolled OLE participants will be discontinued. Participants in the fully enrolled (N=643) double-blind, placebo-controlled randomized phase of the GAIN Trial will continue to receive study drug at their assigned dose. The partial clinical hold was initiated following the review of hepatic adverse events in the atuzaginstat trial by the FDA. These events have been reversible and without any known long-term adverse effects for the participants. Cortexyme will continue to collaborate with the FDA on the overall development program for atuzaginstat.

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

To date, our employees, vendors and clinical trial sites have been able to advance our GAIN clinical trial, complete enrollment and continue the Open Label Extension for eligible patients completing the GAIN trial. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines for the GAIN trial. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees have been working primarily from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We have developed plans to enable all employees to voluntarily return to work in our offices and lab facility which include safety protocols, such as face coverings, social distancing, frequent cleaning, and COVID-19 testing. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our offices and lab facility, we may have to resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or public authority mandates. We are not currently experiencing any significant supply chain disruptions and have drug supply for the full GAIN Trial on hand. We have diversified our vendor relationships geographically for both starting materials and manufacturing.  However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. We have taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. To potentially mitigate some of the risks of COVID-19 and based on interest and the ability to maintain milestone timelines, we enrolled approximately an additional 70 subjects in the GAIN trial. Despite these efforts, the COVID-19 pandemic could impact timelines, subject follow up visits and study completion. We will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, our product candidates.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Our Lead Drug Candidate - Atuzaginstat (COR388)

We have discovered and developed a proprietary library of protease inhibitors from which we have selected our lead drug candidate, atuzaginstat (COR388), an orally administered, brain-penetrating small molecule being developed for chronic treatment of Alzheimer’s disease, Parkinson’s disease and periodontal disease.

We believe that the development of this compound represents a new paradigm for disease modification, based on our published and unpublished data, as well as a large body of third-party research. We maintain rights to atuzaginstat and hold two issued U.S. patents providing composition of matter coverage through at least 2037 and pending U.S. and foreign patent applications, which, if issued, could extend coverage.

Summary of Our Clinical and Preclinical Data

We have completed three Phase 1 a/b clinical trials for atuzaginstat which enrolled 74 subjects, including nine patients with mild to moderate Alzheimer’s disease. We believe the following clinical and preclinical data generated to date by atuzaginstat support its development as a potential disease-modifying treatment for Alzheimer’s disease:

•

We have tested atuzaginstat in two placebo-controlled and one open label Phase 1 clinical trials: (i) a Phase 1a single ascending dose, or SAD, study in 34 healthy volunteers (ii) a Phase 1b multiple ascending dose, or MAD, study in 24 older healthy volunteers and nine Alzheimer’s patients and (iii) a Phase 1 open label single dose study to determine the absorption, metabolism, and excretion (AME) of [C14]-atuzaginstat (COR388) in healthy male volunteers. We observed atuzaginstat to be well-tolerated with no concerning safety signals.

•

Our Phase 1 clinical trials also demonstrated that atuzaginstat affected a number of pharmacodynamic biomarkers associated with Alzheimer’s disease, including blood levels of RANTES and fragments of ApoE in the CSF. Additionally, although not powered for statistical significance, in our Phase 1b clinical trial, data from the small group of Alzheimer’s patients treated with atuzaginstat showed improvements across several exploratory cognitive tests including:

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

•

In our preclinical studies using wild type mice infected with P. gingivalis, we have observed that gingipain inhibitors, including atuzaginstat, prevented further neurodegeneration, reduced amyloid beta levels and reduced markers of neuroinflammation.

•

In our preclinical chronic toxicology studies, ranging from six to nine months in length, we observed a large potential therapeutic window with no adverse findings or dose-limiting toxicities after chronic administration.

Our Phase 2/3 GAIN Clinical Trial of atuzaginstat in Mild to Moderate Alzheimer’s Patients

We have fully enrolled an ongoing global Phase 2/3 randomized, double-blind, placebo-controlled study which was initiated in April 2019, called the GAIN Trial (GingipAIN Inhibitor for the Treatment of Alzheimer’s Disease). This study is designed to assess the efficacy, safety and tolerability of two dose levels of atuzaginstat (40 mg and 80 mg twice daily) in subjects with mild to moderate Alzheimer’s disease compared to placebo. The study enrolled 643 male and female subjects between the ages of 55 and 80. Enrolled subjects have a diagnosis of mild to moderate Alzheimer’s disease dementia, with MMSE scores between 12 and 24 points, a range that is documented to provide an average decline in the placebo group sufficient to show efficacy of a disease slowing treatment over a one-year treatment period. Randomization was stratified by baseline MMSE and ApoE4 genotype to assure balanced distribution of mild and moderate Alzheimer’s disease and a balanced distribution of ApoE4 carriers, across treatment arms. Patients are able to remain on stable doses of background medications, including symptomatic Alzheimer’s disease treatments, during the trial. The study consists of a treatment period of up to 48 weeks and a safety follow-up period of 6 weeks. Periodic safety reviews are conducted by an independent Data Monitoring Committee (“DMC”) throughout the study. An interim analysis was conducted when approximately 300 patients reached 6 months of treatment. As part of the interim analysis, the DMC looked for futility (p< 0.05 favoring placebo), overwhelming efficacy (p< 0.005 on both co-primary outcomes), a sample size increase if needed to improve powering, as well as safety. Based on the interim analysis, the DMC recommended continuation without a sample size adjustment and topline data for the fully enrolled population of 643 subjects after the 1-year treatment period is expected on time in Q4 2021.

The co-primary endpoints will be the mean change in ADAS-Cog11 and change in Alzheimer’s Disease Cooperative Study Group-Activities of Daily Living, or ADCS-ADL from baseline to the end of treatment period at 48 weeks versus placebo. A secondary endpoint in all subjects will include change in Clinical Dementia Rating-Sum of Boxes, CDR-SB. Exploratory endpoints will include change from baseline to the end of treatment period in the following measures: (i) MMSE score; (ii) Neuropsychiatric Inventory, or NPI; (iii) blood, saliva and CSF biomarkers; (iv) WLA measures; and (v) MRI brain measurements. Additionally, periodontal disease, including pocket depth and bleeding on probing, are being measured at 6 months and 1 year in a subset of 233 patients. For the interim analysis, the co-primary endpoints were the change from baseline in ADAS-Cog11 and CDR-SB versus placebo.

Placebo and treated patients who complete our Phase 2/3 GAIN trial in the United States may be eligible to participate in an open label extension in which patients will receive 40 or 80 mg atuzaginstat (COR388) twice daily. The purpose of this extension study is to evaluate the long-term safety and tolerability of atuzaginstat as well as encourage patient enrollment and retention.

The Planned Phase 2 PEAK trial in early Parkinson’s disease

We recently initiated start-up activities for a potential Phase 2 study of atuzaginstat in Parkinson’s disease and expect our first patient to start being dosed in Q3 2021.

Our Strategy

Our objective is to transform the treatment of Alzheimer’s and other degenerative diseases by creating a broad portfolio of innovative therapeutics that target significant unmet medical needs. Our novel therapeutic approach is focused on targets that show evidence of disease causation with impacts on multiple downstream pathways, rather than targeting downstream effects or rare genetic risk factors that are unlikely to have a large impact on the course of disease progression. To achieve this objective, we are pursuing the following strategies:

•	Rapidly advance atuzaginstat through clinical development and NDA filing for treatment of Alzheimer’s disease.
•

Develop atuzaginstat for other diseases. P. gingivalis infection and associated protein-cleaving, or proteolytic, gingipain activity have been implicated in multiple disease pathologies in preclinical and epidemiological studies. We plan to conduct clinical trials of atuzaginstat in other indications where both human observational data and preclinical experiments support its therapeutic potential.

•

Expand our portfolio by developing additional compounds. A key element of our portfolio strategy is to advance additional molecules from our proprietary library. We have initiated several other protease inhibitor programs including COR588 for potential treatment of periodontal disease and 3CL pro inhibitors for potential treatment of coronaviruses. Additionally, we are developing a positron emission tomography, or PET, imaging agent for detection of gingipains in the human brain and advancing candidate compounds through lead optimization.

•

Optimize value of atuzaginstat and future drug candidates in major markets. We own rights to COR388, COR588, COR788 and our entire library of compounds. We plan to develop and pursue approval of atuzaginstat and other future drug candidates in major markets. Where appropriate, we may use strategic collaborations and partnerships to accelerate the development and maximize the commercial potential of our programs.

Pipeline Compounds

We have a library of small molecule protease inhibitors, including additional gingipain inhibitors with structures that are distinct from atuzaginstat. P. gingivalis expresses two types of gingipains, lysine and arginine gingipain, both of which appear to be essential for toxicity and bacterial survival. The most advanced of the lysine gingipain (Kgp) inhibitors, aside from atuzaginstat, have been shown to be potent at less than 100 picomolar concentrations, highly selective for Kgp versus human anti-targets and to possess good oral bioavailability, favorable pharmacokinetic profiles and sufficient brain levels in multiple preclinical species. In a 28-day toxicology study in mice, these compounds were dosed with exposures significantly above predicted levels needed for efficacy with no changes in clinical pathology laboratory parameters, no clinical observations and no brain histopathology findings. Based on these beneficial properties, COR588 has been selected to enter IND enabling studies and first in human clinical trials are expected in Q3 2021.

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

Coronavirus, including SARS-COV2, which causes COVID-19 express a protease that is critical for viral replication called 3CL protease (also called Main Protease, or MPro). We have invented novel small molecule inhibitors of the 3CL protease of SARS-CoV-2 and other coronaviruses which block viral replication in cells. Cortexyme is continuing to screen analogs for potency, selectivity, pharmacokinetics, in vivo efficacy and toxicology to identify candidate molecules for futher progression.

Additionally, we are leveraging our library of inhibitors to work towards development of a positron emission tomography, or PET, imaging agent for detection of gingipains in the human brain. We are currently screening potential candidate compounds.

Additional Markets of Interest

P. gingivalis infection has been associated with disease pathology in a number of large market opportunities including atherosclerosis, diabetes, cancer, pre-term birth and arthritis. We continue to conduct preclinical research in physiological animal models representing these disease states to assess the potential for gingipain inhibitors in our portfolio to be disease modifying.

Manufacturing

We do not currently own or operate facilities for manufacturing, storing, distributing or testing our drug candidates. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our preclinical and clinical materials to be used during the development of our drug candidates.

We currently have sufficient atuzaginstat on hand in the United States to complete our Phase 2/3 GAIN trial in Alzheimer’s disease as currently planned and ongoing preclinical studies. Additional cGMP drug substance campaigns with our contract manufacturers and suppliers in various countries in Asia and Europe are in process to ensure full supply for ongoing product development campaigns and additional clinical studies of atuzaginstat.

Atuzaginstat is a low molecular weight compound isolated as a stable crystalline solid. We believe the synthesis of atuzaginstat is reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We are in the process of further optimizing the synthetic route for commercial manufacturing as well as developing related methodologies for the production of analog compounds in our pipeline. We expect to continue to identify and develop drug candidates that are amenable to cost-effective production at CMOs.

Our atuzaginstat drug product is currently neat powder in a capsule which has demonstrated stability for 12 months enabling a shelf life of 24 months at room temperature. Drug substance has demonstrated stability for 36 months enabling a retest date of 48 months when stored refrigerated. We have optimized a new formulated drug product to be marketed which we plan to use in future clinical studies. Currently our drug substance is stored refrigerated, out of an abundance of caution while stability studies are ongoing, while the storage condition for our drug product is room temperature.

We have established relationships with several key CMOs to enable both the non-clinical and clinical supply lines for atuzaginstat active pharmaceutical ingredient, or drug substance, as well as drug product under cGMP protocols. To date the cGMP drug substance manufacturing process has been completed with a single vendor from readily available commercial starting materials and reagents. We currently have arrangements in place for redundant supply of bulk drug substance with a second GMP manufacturer. The drug product capsule filling and formulation can be readily accomplished at multiple vendors.

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

Competition

We face competition from a number of different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. We believe that the key competitive factors affecting the success of atuzaginstat and any other drug candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection. We know of no competitors developing clinical stage therapeutics targeting P. gingivalis or gingipains for the chronic treatment of Alzheimer’s disease.

Our drug candidates, if successfully developed and approved, will compete with current therapies approved for the treatment of Alzheimer’s disease, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our drug candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to potentially disease modifying therapeutics that are being developed by several large and specialty pharmaceutical and biotechnology companies, including AbbVie Inc., Biogen Inc., Eli Lilly and Company, Eisai Co., Ltd., Merck & Company, Inc., Denali Therapeutics, Inc., Alector, Inc., Cassava Sciences, Inc., Biohaven Pharmaceuticals, Inc., Novartis AG and Roche Holding AG (including Genentech, its wholly owned subsidiary), as well as companies pursuing a dysfunctional immune system approach to Alzheimer’s disease or other types of therapies.

Intellectual Property

We maintain rights to atuzaginstat and hold issued U.S. patents providing composition of matter and method of treatment coverage of atuzaginstat through 2037. We hold issued foreign patents providing composition of matter and medical use coverage of atuzaginstat in Australia, Austria, Belgium, China, Colombia, Croatia, Cyprus, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, Ireland, Italy, Japan, Luxembourg, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, Sweden, Switzerland, Turkey, and the United Kingdom through 2035.  We also hold pending U.S. and foreign patent applications, which, if issued, could create new protection or extend coverage for atuzaginstat (COR388) and pipeline molecules: COR588, and COR788. Our foreign patent applications are currently pending in Argentina, Australia, Brazil, Canada, Chile, China, Colombia, the European Patent Office, Hong Kong, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Peru, the Philippines, Russia, Singapore, Taiwan, and South Africa, and at the World Intellectual Property Organization.

Other patent families in our patent portfolio disclose and claim other small-molecule inhibitors of lysine gingipain and arginine gingipain, gingipain activity probes for biological imaging, coronavirus protease inhibitors, and assay methods for the detection of microbial pathogens in cerebrospinal fluid and other bodily fluids. As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We cannot guarantee that our owned pending patent applications, or any patent applications that we may in the future file or license from third parties, will result in the issuance of patents. We also cannot predict the scope of claims that may be allowed or enforced in our patents. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our programs and drug candidates. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority rights of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States or other jurisdictions that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings, post-grant review, reissue, or reexamination in the USPTO and equivalent foreign courts to determine priority rights of invention, which could result in substantial costs to us even if the eventual outcome, which is highly unpredictable, is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a drug candidate we may develop, it is possible that, before any of our drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting any protection such patent would afford the respective product and any competitive advantage such patent may provide. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

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

Since its enactment, there have been executive, legal and political challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Moreover, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted on December 22, 2017, and includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Moreover, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, in December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent presidential executive orders, Congressional inquiries, and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Human Capital Management

Cortexyme’s approach to human capital resource management starts with our mission to pioneer upstream therapeutic approaches designed to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our industry exists in a complex regulatory environment. The unique demands of our industry, together with the challenges of running an enterprise focused on the discovery, development, manufacture and commercialization of innovative medicines, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific scientific expertise to oversee and conduct R&D activities and the complex manufacturing requirements for biopharmaceutical products.

Our base pay program aims to compensate management team and staff members relative to the value of the contributions of their role, which takes into account the skills, knowledge and abilities required to perform each position, as well as the experience brought to the job. We also provide annual incentive programs to reward our management team and staff members in alignment with achievement of Company-wide goals that are established annually and designed to drive aspects of our strategic priorities that support and advance our strategy across our Company. Our management team and staff members are eligible for the grant of equity awards under our long-term incentive program that are designed to align the experience of these staff with that of our shareholders. Our management team is further incentivized through grants of performance stock option awards. All management team and staff members also participate in a regular performance measurement process that aligns pay to performance and through which they receive performance and development feedback.

Our benefit programs are also generally broad-based, promote health and overall well-being and emphasize saving for retirement. All management team and regular staff members are eligible to participate in the same core health and welfare and retirement savings plans. Other employee benefits include medical plans, dental plans, vacation and sick-pay plans, employee assistance programs, flexible spending accounts, life and accident insurance and short and long-term disability benefits.

Our Compensation Committee provides oversight of our compensation plans, policies and programs.

As of December 31, 2020, we had 37 full-time employees, 1 part-time employee and 1 contractor. Of our full-time employees, 20 of them have advanced degrees, including but not limited to Ph.D.’s, 13 work in clinical operations, 3 work in Chemistry, Manufacturing and Controls, 10 work in research and development, 11 work in, general and administration and 1 in quality assurance. Our employees are primarily located in South San Francisco, California, however, we do have employees that work from a company leased facility in San Diego, California and others that work from their residences located across the United States. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

We are a clinical stage biopharmaceutical company with a limited operating history focused on developing therapeutics for degenerative diseases, including Alzheimer’s disease. We were incorporated in June 2012 and commenced material operations in June 2014. We have a very limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have recently initiated clinical trials for our lead drug candidate, atuzaginstat, and have not initiated clinical trials for any of our other drug candidates. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2020, 2019 and 2018, our net losses were $76.8 million, $37.0 million and $12.5 million, respectively. We had an accumulated deficit of $146.7 million as of December 31, 2020.

To date, we have devoted most of our financial resources to our corporate overhead and research and development of atuzaginstat, including our preclinical development activities and clinical trials of atuzaginstat. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for our drug candidates, prepare for and begin the commercialization of any approved drug candidates, and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Further, these net losses have fluctuated significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year. To become and remain profitable, we must develop and eventually commercialize a drug with significant revenue.

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

We will require substantial additional funding to finance our operations, complete the development and commercialization of atuzaginstat and evaluate future drug candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, atuzaginstat. Developing atuzaginstat and conducting clinical trials for the treatment of Alzheimer’s disease, early Parkinson’s disease and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for atuzaginstat or any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2020, we had $184.3 million in cash, cash equivalents and investments. We believe that our existing capital resources will be sufficient to fund our projected operations through at least 2023. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

•

the progress, costs, trial design, results of and timing of our Phase 2/3 GAIN trial and other clinical trials of atuzaginstat, including our Phase 2 PEAK trial for Parkinson’s disease and for potential additional indications that we may pursue beyond Alzheimer’s and Parkinson’s disease;

•

the willingness of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, to accept our GAIN trial and our PEAK trial, as well as data from our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of atuzaginstat for Alzheimer’s and Parkinson’s disease;

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

Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us. Additionally, while the potential global economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant long-term disruption of global financial markets, which could in the future reduce our ability to access capital and negatively affect our liquidity. In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. Furthermore, a recession or decline in market value resulting from the spread of COVID-19 could materially affect our operations, overall yields from our investment portfolio, including through impairment and loss of investment, and the value of our common stock.

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

To date, we have invested substantially all of our efforts and financial resources in the research and development of atuzaginstat, which is currently our only drug candidate. Before seeking marketing approval from regulatory authorities for the sale of atuzaginstat, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug in humans. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that atuzaginstat will be successful in clinical trials. Further, atuzaginstat may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for atuzaginstat, we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend entirely on the successful development, regulatory approval and commercialization of atuzaginstat. The clinical and commercial success of atuzaginstat will depend on a number of factors, including the following:

•	the results from our Phase 2/3 GAIN trial, as well as other clinical trials of atuzaginstat, including our Phase 2 PEAK trial for Parkinson’s disease;
•	the frequency and severity of adverse effects of atuzaginstat;
•

the ability of third-party manufacturers to manufacture supplies of atuzaginstat and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;

•	our ability to demonstrate atuzaginstat’s safety and efficacy to the satisfaction of the FDA and foreign regulatory authorities;
•

whether we are required by the FDA to conduct additional clinical trials prior to the approval to market atuzaginstat and whether the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
•	whether the FDA may require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;
•	our ability to successfully commercialize atuzaginstat, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•	our success in educating physicians and patients about the benefits, administration and use of atuzaginstat;
•	acceptance of atuzaginstat as safe and effective by patients and the medical community;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	achieving and maintaining compliance with all regulatory requirements applicable to atuzaginstat;
•	the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;
•	our ability to maintain our existing patents and obtain newly issued patents that cover atuzaginstat and to enforce such patents and other intellectual property rights in and to atuzaginstat;
•	our ability to avoid third-party intellectual property claims; and
•	a continued acceptable safety profile of atuzaginstat following approval.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of atuzaginstat. If we are not successful in commercializing atuzaginstat, or are significantly delayed in doing so, our business will be materially harmed.

Our approach to the potential treatment of the underlying cause of Alzheimer’s and other neurodegenerative diseases is based on a novel therapeutic approach, which exposes us to unforeseen risks.

We have discovered and are developing a proprietary library of protease inhibitors from which we have selected our lead drug candidate, atuzaginstat, which is under development to treat Alzheimer’s disease and other degenerative diseases. Our approach is based on the discovery of P. gingivalis and its secreted virulence factor proteases, gingipains, and represents a new approach to disease modification in Alzheimer’s disease. There is no current academic or general consensus on the causation of Alzheimer’s disease or method of action or current drugs that purport to treat Alzheimer’s disease. Based on the results of our preclinical and clinical studies to date, we believe atuzaginstat is neuroprotective and with potential to prevent further neurodegeneration, reduce amyloid beta levels and reduce inflammation, when administered orally. However, these ideas and this approach are novel, and we currently have only limited data based on physiological mouse models of Alzheimer’s disease and our Phase 1 a/b clinical trials which enrolled 67 subjects, including nine patients with mild to moderate Alzheimer’s disease. Our physiological animal model may not result in disease modifying treatment in humans. We are not aware of any other brain-penetrating gingipain protease inhibitors being tested in humans. We may ultimately discover that atuzaginstat, or any of our other protease inhibitors, do not possess certain properties required for therapeutic effectiveness. We have no long-term evidence regarding the efficacy, safety and tolerability of atuzaginstat or other compounds in our proprietary library of protease inhibitors in humans. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

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

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidate may not be further developed or have favorable results in later studies or trials. Clinical trial failure may result from a multitude of factors including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the pharmaceutical industry have suffered setbacks in the advancement of their drug candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding results in earlier preclinical studies or clinical trials. The Phase 1a and Phase 1b clinical trials for our lead drug candidate, atuzaginstat, included only nine Alzheimer’s patients and 58 healthy volunteers. Further, the results of our earlier stage clinical trials and our preclinical animal studies may not be predictive of the results of outcomes in later-stage clinical studies. For example, data from six Alzheimer’s patients treated with atuzaginstat in our Phase 1b clinical trial showed improvements across several exploratory cognitive tests. However, these improvements should be interpreted with caution because they were not all statistically significant. When evaluated in a larger patient population, atuzaginstat may not show similar improvements toward cognitive effects or may demonstrate different chemical and pharmacological properties in patients in unforeseen or harmful ways. Based upon negative or inconclusive results, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from preclinical trials and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit or prevent development efforts, clinical trials or marketing approval. Furthermore, as more competing drug candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

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

Adverse side effects or properties or other safety risks associated with atuzaginstat or any future drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

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

Results of our Phase 2/3 GAIN trial, and future clinical trials, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics as the clinical trials progress to longer exposures at varying dose levels and a larger number of patients. Side effects could include treatment-related adverse events not seen in our Phase 1a and Phase 1b clinical trials of atuzaginstat including hepatic adverse events. Undesirable side effects caused by, or unexpected or unacceptable characteristics associated with, atuzaginstat or any future drug candidates could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. For example, on February 12, 2021, we received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat impacting the OLE phase of the GAIN Trial. The partial clinical hold was initiated following the review of hepatic adverse events in the atuzaginstat trial by the FDA. Under the hold, we have stopped enrollment and dosing in the OLE phase of the GAIN Trial.

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

Clinical holds imposed by the FDA could prevent us from administering atuzaginstat at higher doses than currently utilized or planned.

Preclinical data for atuzaginstat showed toxicity at very high exposure levels in mice and, as a result, the FDA placed atuzaginstat on partial clinical hold to enforce an exposure cap on atuzaginstat dosages in humans at approximately 2.4 times the top dose of 80 mg BID in our Phase 2/3 GAIN trial. Although the FDA has permitted the continuation of clinical trials at the planned doses of atuzaginstat, if we determine that we need to increase the dosage of atuzaginstat in humans, the partial hold, or any future clinical holds placed by the FDA may have a negative impact on our ability to carry out our clinical studies, which could delay or prevent the commercialization of atuzaginstat and may harm our business and financial condition.  In addition, the FDA placed a partial clinical hold on atuzaginstat impacting the OLE phase of the GAIN Trial following the review of hepatic adverse events in the atuzaginstat trial by the FDA. Under the hold, we have stopped enrollment and dosing in the OLE phase of the GAIN Trial.

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

For example, enrollment in our clinical trials may be delayed or impeded as a result of the COVID-19 pandemic due to prioritization of healthcare resources toward the pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required) If the patients involved with our clinical trials contract COVID-19, we may have more adverse events and deaths in our clinical trials as a result. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. For example, to potentially mitigate some of the risks of the COVID-19 pandemic and based on interest and the ability to maintain milestone timelines, we enrolled approximately 70 additional subjects in the GAIN trial. However, these measures may not be successful, and the occurrence of any of these events could delay or impede our ability to release clinical results, delay or impact our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, and could adversely impact our product candidate testing, development and timelines.

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

We currently have no drug candidates approved for sale and we cannot guarantee that we will ever have marketable drug candidates. We are initially developing atuzaginstat for the treatment of patients with Alzheimer’s disease and are also consulting with investigators to consider other possible indications. Our ability to generate revenue related to sales, if ever, will depend on the successful development and regulatory approval of atuzaginstat for the treatment of Alzheimer’s disease and other indications.

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

We initiated our Phase 2/3 GAIN trial in patients with Alzheimer’s disease in April 2019. Before we submit a NDA to the FDA or a MAA to the EMA for atuzaginstat for the treatment of patients with Alzheimer’s disease, we must successfully complete at least our Phase 2/3 GAIN trial and potentially additional late-stage clinical trials. The FDA generally requires two pivotal clinical trials to support approval. In addition, we must scale up manufacturing and complete other standard preclinical and clinical studies. We cannot predict whether our future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date and will conduct in the future.

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

In order to conduct clinical trials of our drug candidates, or supply commercial drug candidates, if approved, we will need to manufacture them in small and large quantities. We currently rely on third parties to manufacture atuzaginstat for clinical trial purposes, and our manufacturing partners will have to modify and scale-up the manufacturing process when we transition to commercialization of our drug candidates. Our manufacturing partners may be unable to successfully modify or scale-up the manufacturing capacity for any of our drug candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale-up the manufacture of our drug candidates in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting drug may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States. In particular, we intend to conduct clinical trial operations in Australia. We may enter into agreements with third parties for the development and commercialization of drug candidates in international markets. International business relationships will subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

•	differing regulatory requirements for drug approvals internationally;
•

rejection or qualification of foreign clinical trial data by the competent authorities of other countries;complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property;

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
•

regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries;

•	taxes in other countries;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

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

Any of these factors could harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

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

We anticipate that the process of continuing to build our accounting and financial functions and infrastructure will require additional professional fees, internal costs and management efforts. We expect that we will need to implement new internal systems to streamline the management of our financial, accounting, human resources and other functions. However, such systems would likely require us to complete many processes and procedures for the effective use of the systems or to run our business using the systems, which may result in additional costs. Any disruptions or difficulties in implementing or using such systems could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our systems of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. For example, we previously reported a material weakness in internal control over financial reporting related to the fact that we had not deployed adequate qualified resources in our corporate accounting department which resulted in material audit adjustments that were needed to modify the financial statements to comply with accounting principles generally accepted in the United States. Certain transactions were not adequately analyzed for accounting ramifications and accounting records contained errors and inaccuracies. During 2019, we completed the remediation measures related to the material weakness. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly.

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

While we currently have no intention to enter into a collaboration agreement for atuzaginstat, in the future we may consider collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of drug candidates depending on the merits of retaining or divesting some or all commercialization rights. We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

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

We have applied, and we intend to continue applying, for patents covering aspects of our drug candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of December 31, 2020, we were the owner of record of six issued U.S. patents, 31 non-U.S. patents, and 54 pending U.S. and non-U.S. patent applications (collectively, “the Cortexyme patent portfolio”).

Four issued U.S. patents and 31 issued non-US patents in the Cortexyme patent portfolio relate to atuzaginstat, with claims directed to atuzaginstat and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications in the Cortexyme patent portfolio relate to atuzaginstat and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, methods of using these compounds in the treatment of various indications, and methods of making these compounds.

In addition, two issued U.S. patents in the Cortexyme patent portfolio relate to pharmaceutical compounds that do not encompass atuzaginstat, with claims directed to pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications relate to additional compounds in these areas; as well as to diagnostic methods and assay methods.

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

Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation;
•	divert the time and attention of our technical personnel and management;
•	cause development delays;
•	prevent us from commercializing atuzaginstat or our other drug candidates until the asserted patent expires or is finally held invalid or not infringed in a court of law;
•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
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

If atuzaginstat, our lead drug candidate, obtains regulatory approval, additional competitors could enter the market with generic versions, which may result in a material decline in sales of affected drugs.

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

Accordingly, if any of our small molecule drug candidates receive FDA approval, competitors could file ANDAs for generic versions of our drugs or 505(b)(2) NDAs that reference our drugs, respectively. If there are patents listed for atuzaginstat in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict how any generic competitor would address patents we may list in the Orange Book, if any, whether we would sue on any such patents, or the outcome of any such suit.

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

General Risk Factors

General Risk Factors

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

Our ability to utilize our federal net operating loss and tax credit carryforwards may be limited.

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021.

Under Sections 382 and 383 of the Internal Revenue Code, of 1986, as amended (“Code”), limitations on a corporation’s ability to use its NOLs and tax credit carryforwards apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOL carryforwards and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we sublease 4,911 square feet of office, research and development, and laboratory space pursuant to a lease agreement that expires in July 2021. We also lease 3,168 square feet of office space in San Diego, California for our clinical trial operations staff that will expire in August 2023. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “CRTX”.

Our common stock has been traded on The Nasdaq Global Select Market since May 9, 2019 under the ticker symbol “CRTX”. As of February 15, 2021, there were 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from May 9, 2019 through December 31, 2020. The figures represented below assume an investment of $100 in our common stock at the closing price of $32.89 on the date of our IPO, May 9, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on May 9, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Company/Index	Ticker	5/9/2019	12/31/2019	12/31/2020
Cortexyme, Inc	CRTX	100.00	170.69	84.46
Nasdaq Composite Index	^IXIC	100.00	113.43	162.92
Nasdaq Biotechnology Index	^NBI	100.00	114.28	143.64

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

Sales of Unregistered Securities

None

Use of Proceeds

On May 8, 2019, our registration statement on Form S-1 (File No. 333-230853) was declared effective by the SEC for our IPO. At the closing of our IPO on May 13, 2019 we sold 5,073,800 shares of common stock which included the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $17.00 per share and received gross proceeds of $86.3 million, which resulted in net proceeds to us of approximately $77.8 million, after deducting underwriting discounts and commissions and offering related transaction costs.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the SEC on May 9, 2019.

Issuer Purchases of Equity Securities

None

Item 6 Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes thereto included elsewhere in this Annual Report of Form 10-K. This discussion contains forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions, that are based on the beliefs of our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2020, including year-over-year comparisons versus the year ended December 31, 2019. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a clinical stage biopharmaceutical company pioneering a novel disease-modifying therapeutic approach to treat what we believe to be a key underlying cause of Alzheimer’s and other degenerative diseases. Our approach is based on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the brains of greater than 90% of more than 100 Alzheimer’s patients observed across multiple studies to date. Additionally, we have observed that P. gingivalis infection causes Alzheimer’s pathology in animal models, and these effects have been successfully treated with a gingipain inhibitor in preclinical studies. Our proprietary lead drug candidate, atuzaginstat (COR388), is an orally administered, brain-penetrating small molecule gingipain inhibitor. Atuzaginstat was well-tolerated with no concerning safety signals in our Phase 1a and Phase 1b clinical trials conducted to date, which enrolled a total of 67 subjects, including nine patients with mild to moderate Alzheimer’s disease. We initiated a global Phase 2/3 clinical trial of atuzaginstat, called the GAIN trial, in mild to moderate Alzheimer’s patients in April 2019 in the United States and in September 2019 in Europe and expect top-line results by the end of 2021.

Partial Clinical Hold

On February 12, 2021 the Company received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat (COR388) impacting the open-label extension (OLE) phase of the company’s ongoing Phase 2/3 study, the GAIN Trial. Under the hold, no new participants will be enrolled in the OLE and currently enrolled OLE participants will be discontinued. Participants in the fully enrolled (N=643) double-blind, placebo-controlled randomized phase of the GAIN Trial will continue to receive study drug at their assigned dose. The partial clinical hold was initiated following the review of hepatic adverse events in the atuzaginstat trial by the FDA. These events have been reversible and without any known long-term adverse effects for the participants. Cortexyme will continue to collaborate with the FDA on the overall development program for atuzaginstat.

For additional information on the various risks posed by the partial clinical hold, please read Item 1A. Risk Factors included in this report.

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

To date, our employees, vendors and clinical trial sites have been able to advance our GAIN clinical trial, complete enrollment and continue the Open Label Extension for eligible patients completing the GAIN trial. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines for the GAIN trial. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees have been working primarily from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We have developed plans to enable all employees to voluntarily return to work in our offices and lab facility which include safety protocols, such as face coverings, social distancing, frequent cleaning, and COVID-19 testing. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our offices and lab facility, we may have to resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or public authority mandates. We are not currently experiencing any significant supply chain disruptions and have drug supply for the full GAIN Trial on hand. We have diversified our vendor relationships geographically for both starting materials and manufacturing.  However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. We have taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. To potentially mitigate some of the risks of COVID-19 and based on interest and the ability to maintain milestone timelines, we enrolled approximately an additional 70 subjects in the GAIN trial. Despite these efforts, the COVID-19 pandemic could impact timelines, subject follow up visits and study completion. We will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, our product candidates.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Financial Overview

Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase 1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat.

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of December 31, 2020, we had an accumulated deficit of $146.7 million. We incurred a net loss of $76.8 million in the year ended December 31, 2020. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through December 31, 2020, we received net proceeds of approximately $294.9 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock. This includes net proceeds of approximately $117.6 million from the issuance and sale of common stock in a private placement to certain accredited investors received in February 2020.

As of December 31, 2020 and 2019, we had cash, cash equivalents and short-term investments of $133.8 million and $99.9 million, respectively. The balances exclude long-term investments of $50.5 million and $16.8 million as of those same periods.

Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations through 2023, including through the completion and the announcement of the top-line results of our Phase 2/3 GAIN trial. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

To date, substantially all of our research and development expenses have supported the advancement of atuzaginstat and our other drug candidates are in early-stage preclinical development. As a result, we do not allocate our costs to individual drug candidates. We expect that at least for the foreseeable future, a substantial majority of our research and development expense will support the clinical and regulatory development of atuzaginstat.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of clinical trial and contract manufacturing expenses related to development of atuzaginstat. Also included are personnel costs for our research and product development employees, non-personnel costs such as professional fees payable to third parties for preclinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs.

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

Stock-Based Compensation Expense

We measure and record compensation expense using the applicable accounting guidance for share-based payments related to stock options and performance-based awards granted to our directors and employees. The fair value of stock options is determined by using the Black-Scholes option-pricing model. The fair value of performance stock option awards is estimated at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. In valuing our stock options and market-based stock awards, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical volatility of our own stock and the stock of companies within our defined peer group. Further, our expected volatility may change in the future, which could substantially change the grant-date fair value of future awards and, ultimately, the expense we record.

We expense stock-based compensation for stock options and performance awards over the requisite service period. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, we expense over the vesting period regardless of the value that the award recipients ultimately receive.

We estimate the fair value of stock-based compensation utilizing the Black-Scholes and Monte Carlo Simulation option-pricing models, which are impacted by the following variables:

Expected Term—We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Expected Volatility—Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of our own stock and the stock of companies within our defined peer group. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

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

As of December 31, 2020, our total net deferred tax assets were $35.0 million. A valuation allowance is established against the net deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to a lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, or NOLs. Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change in connection with this offering, future offerings or as a result of future changes in our stock ownership.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$61,307	$30,214	$31,093	102.9%
General and administrative	17,586	8,954	8,632	96.4%
Loss from operations	(78,893)	(39,168)	(39,725)	101.4%
Interest income	2,044	2,188	(144)	(6.6)%
Net loss	$(76,849)	$(36,980)	$(39,869)	107.8%

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year ended December 31,		Change
	2020	2019	$		%
Direct research and development expenses:
Atuzaginstat (COR388)	$42,166	$23,422		$18,744	80.0%
Other direct research costs	4,304	1,785		2,519	141.1%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	13,412	4,005		9,407	234.9%
Facilities and other research and development expenses	1,425	1,002		423	42.2%
Total research and development expenses	$61,307	$30,214		$31,093	102.9%

For the year ended December 31, 2020 research and development expenses increased $31.1 million or 102.9%, from 2019. This was primarily due to an increase of $18.7 million in expenses for our lead product candidate, atuzaginstat, which is in our Phase 2/3 GAIN clinical trial. This increase is attributed to expenses of $10.1 million in clinical trial expense, $7.0 million in drug manufacturing costs as we scaled production of atuzaginstat and other clinical costs of approximately $1.6 million in support of advancing atuzaginstat’s development through the study. Personnel-related expenses, including stock-based compensation, increased by $9.4 million due to an increase in headcount as we scaled the GAIN clinical trial and our clinical manufacturing operating relationships and capabilities during 2020. In addition, we had an increase of $2.5 million in research and development expenses related to other preclinical programs currently in development and $0.4 million increase in our facilities costs. We expect our GAIN trial related expenses to decrease in 2021 as the trial concludes with top-line results being reported by the end of 2021. This decrease will be offset to some extent as we start our Phase 2 PEAK trial and advance other pipeline indications through pre-clinical and the clinical trial process.

General and Administrative Expenses

For the year ended December 31, 2020, general and administrative expenses increased $8.6 million, or 96.4%, from 2019 primarily due to an increase of $7.7 million in personnel costs, including stock-based compensation of $6.1 million, as a result of an increase in our employee headcount and an increase of $1.3 million in insurance, legal, accounting, investor relations and other compliance cost associated with becoming a public company offset by a decrease in travel and entertainment expense of $0.4 million due to travel restrictions related to COVID-19.

Interest Income

For the year ended December 31, 2020, interest income decreased $0.1 million or 6.6% due to a decrease in interest rate yields on the portfolio during the year.

Liquidity and Capital Resources

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2020, we had an accumulated deficit of $146.7 million. As of December 31, 2020, we had cash, cash equivalents and investments of $184.3 million.

Based on our existing business plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least 2023.

We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•

the progress, costs, trial design, results of and timing of our Phase 2/3 GAIN trial and other clinical trials of atuzaginstat, including our Phase 2 PEAK trial for Parkinson’s disease and for potential additional indications that we may pursue beyond Alzheimer’s and Parkinson’s disease;

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(50,818)	$(33,277)
Investing activities	(52,431)	(17,747)
Financing activities	118,876	77,366
Net increase in cash and cash equivalents	$15,627	$26,342

Cash Used in Operating Activities

Net cash used in operating activities was $50.8 million for the year ended December 31, 2020, $33.3 million for the year ended December 31, 2019.

Cash used in operating activities in the year ended December 31, 2020 was primarily due to our net loss for the period of $76.8 million, which included non-cash expenses of $15.8 million and changes to operating assets and liabilities of $10.2 million.

Cash used in operating activities in the year ended December 31, 2019 was primarily due to our net loss for the period of $37.0 million, which included non-cash expenses of $2.6 million and changes to operating assets and liabilities of $1.9 million offset by non-cash interest income of $0.8 million.

Cash Used in Investing Activities

Cash used in investing activities was $52.4 million in the year ended December 31, 2020, primarily related to the purchase of investments of $187.1 million and maturities of debt investments of $134.8 million.

Cash used in investing activities was $17.7 million in the year ended December 31, 2019, primarily related to the purchase of investments of $135.4 million and maturities of debt investments of $117.7 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $118.9 million in the year ended December 31, 2020, which consisted of net proceeds of $117.6 million from our private placement and $1.3 million from the exercise of stock options.

Cash provided by financing activities was $77.4 million in the year ended December 31, 2019, which consisted of net proceeds of $77.8 million from our IPO, $0.1 million from the exercise of stock options, less payment on our finance leases of $0.6 million.

Contractual Obligations and Commitments

We have contractual obligations from our operating and finance leases. The following table summarizes our significant binding contractual obligations at December 31, 2020 (in thousands):

	Payments due by period
	Less than one year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating and Finance Leases	$245	$211	$—	$—	$456

The terms of certain third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes require us to pay potential future payments based on milestone achievement by the vendor. The amount and timing of the payments under these contracts varies based upon the timing of the services performed. We have not included in this disclosure any such contingent payment obligations as the amount, timing and likelihood of such payments are not known.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2020 and December 31, 2019.

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

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Financial Instruments—Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which established that a one-time determination of the effective date for ASU 2016-13 would be based on the Company’s SEC reporting status as of November 15, 2019. The Company was a Smaller Reporting Company as defined by the SEC, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, and to a lesser extent, foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data.

Cortexyme, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Cortexyme, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cortexyme, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the Accounting Standards Codification Topic 842, “Leases.”

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for prepaid and accrued clinical trial expenses

As disclosed in Note 2 to the financial statements, the Company expenses research and development costs as incurred, which include costs relating to clinical trial activities. Expenses related to clinical trial studies are based on estimates of the services received and efforts expended pursuant to contracts with each of the Contract Research Organizations (“CROs”) and investigative sites. Tracking the progress of the clinical trials, including payments made by the Company and by the CROs, allows the Company to record the appropriate expense, prepayments, and accruals under the terms of the agreements. As described in Note 5 to the financial statements, the Company recorded prepaid research and development expenses and accrued research and development expenses of $2,110,000 and $10,603,000 as of December 31, 2020, respectively, which includes prepayment and accrual for clinical trial expenses.

We identified the auditing of the Company’s prepaid and accrued clinical trial expenses as a critical audit matter. When estimating prepaid and accrued clinical trial expenses, the Company considers several factors including clinical trial budgets, contract amendments, the high volume of data received from the investigative sites and CROs to determine progress toward completion, and payments made.   Additionally, due to the long duration of clinical trials and the timing of invoicing received from CROs and investigative sites, the actual amounts incurred are not typically known at the time the financial statements are issued. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Testing management’s process for estimating prepayment or accrual of clinical trial expenses and evaluating the appropriateness of the method used by management to develop its assumptions.
•	Testing the clinical trial expenses by confirming progress with CROs.
•

Testing the completeness and accuracy of the underlying data received from the investigative sites used in determining the clinical trial expenses, including corroborating against executed agreements, invoices with the investigative sites and information communicated by the CROs.

•	Recalculating the estimated prepaid or accrued clinical trial expenses based on the Company’s assumptions.
•

Testing a sample of transactions by comparing the costs against the related invoices and agreements in addition to testing a sample of payments subsequent to the year end to evaluate the completeness of clinical trial accruals.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

San Jose, California

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Cortexyme, Inc.

South San Francisco, California

Opinion on Internal Control over Financial Reporting

We have audited Cortexyme Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

San Jose, California

March 1, 2021

CORTEXYME, INC.

BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$66,841	$51,214
Short term investments	66,979	48,650
Prepaid expenses and other current assets	4,042	6,192
Total current assets	137,862	106,056
Property and equipment, net	427	709
Operating lease right-of-use assets, net	674	625
Long term investments	50,464	16,763
Other assets	39	217
Total assets	$189,466	$124,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,555	$3,075
Accrued expenses and other current liabilities	13,441	5,817
Total current liabilities	16,996	8,892
Long-term operating lease liability	208	—
Total liabilities	17,204	8,892
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,543,222 and 26,869,413 issued and outstanding as of December 31, 2020 and 2019, respectively	29	27
Additional paid in capital	318,574	185,196
Accumulated other comprehensive income	313	60
Accumulated deficit	(146,654)	(69,805)
Total stockholders’ equity	172,262	115,478
Total liabilities and stockholders’ equity	$189,466	$124,370

See accompanying notes to the financial statements

CORTEXYME, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except for share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$61,307	$30,214	$10,085
General and administrative	17,586	8,954	2,034
Total operating expenses	78,893	39,168	12,119
Loss from operations	(78,893)	(39,168)	(12,119)
Interest income	2,044	2,188	806
Interest expense	—	—	(957)
Change in fair value of derivative liability	—	—	(206)
Net loss	(76,849)	(36,980)	(12,476)
Other comprehensive income / (loss):
Unrealized gain / (loss) on available for sales securities	253	109	(49)
Total comprehensive loss	$(76,596)	$(36,871)	$(12,525)
Net loss per share - basic and diluted	(2.63)	(1.94)	(3.71)
Weighted average shares of common stock outstanding - basic and diluted	29,176,232	19,031,940	3,362,192

See accompanying notes to the financial statements

CORTEXYME, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders' Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	(Deficit)
Balance January 1, 2018	9,008,919	$17,178	—	$—	3,361,016	$3	$66	$—	$(20,349)	$(20,280)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $157	—	—	7,890,466	75,688	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock in connection with the conversion of convertible promissory notes and accrued interest	—	—	1,147,205	11,027	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock in connection with the facility lease agreement	—	—	114,437	—	—	—	—	—	—	—
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	153	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	51,350	—	24	—	—	24
Stock based compensation	—	—	—	—	—	—	155	—	—	155
Other comprehensive loss	—	—	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	—	—	(12,476)	(12,476)
Balance December 31, 2018	9,008,919	$17,178	9,152,108	$86,868	3,412,366	$3	$245	$(49)	$(32,825)	$(32,626)
Conversion of redeemable convertible preferred stock to common stock	(9,008,919)	(17,178)	(9,152,108)	(87,816)	18,161,027	18	104,976	—	—	104,994
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	948	—	—	—	—	—	—
Initial public offering of common stock, net of issuance costs of $8,427	—	—	—	—	5,073,800	5	77,822	—	—	77,827
Exercise of stock options	—	—	—	—	194,279	1	96	—	—	97
Stock based compensation	—	—	—	—	—	—	2,056	—	—	2,056
Exercise of stock warrant	—	—	—	—	27,941	—	1	—	—	1
Other comprehensive income	—	—	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	—	—	(36,980)	(36,980)
Balance December 31, 2019	—	$—	—	$—	26,869,413	$27	$185,196	$60	$(69,805)	$115,478
Issuance of common stock in connection with private placement, net of issuance costs of $7,372	—	—	—	—	2,500,000	2	117,626	—	—	117,628
Exercise of stock options	—	—	—	—	173,809	—	1,282	—	—	1,282
Stock based compensation	—	—	—	—	—	—	14,470	—	—	14,470
Other comprehensive income	—	—	—	—	—	—	—	253	—	253
Net loss	—	—	—	—	—	—	—	—	(76,849)	(76,849)
Balance December 31, 2020	—	$—	—	$—	29,543,222	$29	$318,574	$313	$(146,654)	$172,262

See accompanying notes to the financial statements

CORTEXYME, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net Loss	$(76,849)	$(36,980)	$(12,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense related to convertible promissory notes	—	—	263
Non-cash rent expense	367	367	153
Stock based compensation	14,470	2,056	155
Depreciation and amortization	332	188	51
Accretion of discount on convertible promissory notes payable	—	—	694
Amortization of premium / (discount) on available for sale investments	635	(812)	(351)
Change in fair value of derivative liability	—	—	206
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,184	(5,324)	(690)
Other assets	178	(207)	50
Accounts payable	480	2,580	(23)
Accrued expenses and other current liabilities	7,385	4,855	273
Net cash used in operating activities	(50,818)	(33,277)	(11,695)
Cash flow from investing activities:
Purchase of investments	(187,141)	(135,415)	(55,242)
Proceeds from maturities of investments	134,762	117,723	8,700
Purchase of property and equipment	(52)	(55)	(212)
Net cash used in investing activities	(52,431)	(17,747)	(46,754)
Cash flows from financing activities:
Payments of finance leases	(34)	(559)	—
Proceeds from issuance of convertible promissory note payable	—	—	250
Proceeds from issuance of commons stock upon exercise of stock options	1,282	97	24
Proceeds from Series B redeemable convertible preferred stock, net of issuance costs	—	—	75,688
Proceeds from stock warrant exercise	—	1	—
Deferred initial public offering costs	—	—	(34)
Proceeds from initial public offering, net of stock offering costs	—	77,827	—
Proceeds from private placement offering, net of issuance costs	117,628	—	—
Net cash provided by financing activities	118,876	77,366	75,928
Net increase in cash and cash equivalents	15,627	26,342	17,479
Cash and cash equivalents at beginning of period	51,214	24,872	7,393
Cash and cash equivalents at end of period	$66,841	$51,214	$24,872

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$620	$878	$—
Conversion of Series A redeemable convertible preferred stock to common stock on initial public offering	$—	$17,178	$—
Conversion of Series B redeemable convertible preferred stock to common stock on initial public offering	$—	$87,816	$—
Acceleration of vesting of Series B redeemable convertible preferred stock on initial public offering	$—	$856	$—
Issuance of Series B redeemable convertible preferred stock in connection with conversion of convertible promissory notes and accrued interest	$—	$—	$11,027
Issuance of Series B redeemable convertible stock for facility lease	$—	$—	$1,100

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

In addition, in connection with the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 18,161,027 shares of common stock, and there are no shares of redeemable convertible preferred stock outstanding as of December 31, 2020.

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of December 31, 2020, the Company had an accumulated deficit of $146.7 million. Since inception through December 31, 2020, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the IPO and from the net proceeds from the PIPE Financing. As of December 31, 2020, the Company had cash, cash equivalents, and short-term investments of $133.8 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying financial statements. The Company also has long-term investments of $50.5 million.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s financial statements relate to the determination of the fair value of common stock prior to the initial public offering, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

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

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be a continuing, adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect the Company’s research and development, as well as operational activities. At this time, the Company continues to manage and mitigate potential disruptions to its research and future manufacturing and supply chain considerations. The Company has not experienced significant hinderances to its operations or material negative financial impacts as compared to prior periods. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments which are highly uncertain and cannot be predicted.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing therapeutics. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance. All long-lived assets are maintained in the United States of America.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents include marketable securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as short-term investments. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term investments. Collectively, cash equivalents, short-term investments and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive loss in the statement of operations and included as a separate component of redeemable convertible preferred stock and stockholders’ equity (deficit). Realized gains and losses are included in interest income in the statements of operations and comprehensive loss.

Premiums (discounts) are amortized (accreted) over the life of the related investment as an adjustment to yield using the straight-line interest method. Dividend and interest income are recognized when earned. These amounts are recorded in “interest income” in the statements of operations and comprehensive loss.

Property and Equipment, Net

Property and equipment are stated at cost and reduced by accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begin at the time the asset is placed in service. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

The useful lives of property and equipment are as follows:

Computer equipment	3 years
Lab equipment	5 years
Finance lease right of use assets	Shorter of estimated useful life or lease term
Leasehold improvement	Shorter of estimated useful life or lease term
Office furniture	3 years

Concentration of Credit Risk

Cash equivalents, short-term and long-term investments are financial instruments that potentially subject the Company to concentrations of credit risk. The Company invests in money market funds, repurchase agreements, treasury bills and notes, government bonds, commercial paper and corporate notes. The Company limits its credit risk associated with cash equivalents, short-term and long-term investments by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment charges for the years ended December 31, 2020, 2019 and 2018.

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as of January 1, 2019 using the modified retrospective method. The results for years ended December 31, 2019 and 2020 are presented under ASC 842. The results for the year ended December 31, 2018 were not adjusted and continue to be reported in accordance with historical accounting under prior lease guidance, ASC 840, Leases (Topic 840). The Company also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

The Company determines if an arrangement includes a lease at inception. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. Incremental borrowing rate is used in determining the present value of future payments. The Company applies a portfolio approach to the property leases to apply an incremental borrowing rate to leases with similar lease terms. The lease terms may include options to extend or terminate the lease. The Company recognizes the options to extend the lease as part of the right-of-use lease assets and lease liabilities only if it is reasonably certain that the option would be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term.

As a result of the adoption of the new guidance, effective January 1, 2019, the Company recorded a right-of-use lease asset of $0.9 million, a short-term lease liability of $0.3 million, and a long-term lease liability of $0.6 million and no cumulative effect adjustment was made to the retained earnings as of the adoption date. See “Note 6. Leases” for further disclosure.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for the Company’s research and product development employees. Also included are non-personnel costs such as professional fees payable to third parties for preclinical and clinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs. The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with contract research organizations (“CROs”) that conduct and manage preclinical and clinical studies and research services on its behalf. Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to contracts with many research institutions, clinical research organizations and other service providers that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts are mainly driven by time and materials incurred by these service providers. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered. Expenses related to clinical studies are generally recorded based on the timing of when services that have been performed on the Company’s behalf by the service providers, clinical trial budgets and in accordance with the contracts and related amendments. The determination of timing involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify the timing of when services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The Company periodically confirms the accuracy of estimates with the service providers and makes adjustments if necessary. Examples of estimated clinical expenses include:

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. Stock-based awards granted include stock options with service-based vesting. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with service-based vesting on the date of grant utilizes the Black-Scholes option-pricing model and is impacted by its common stock price as well as other variables including: but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. The fair value of a stock-based award is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur. The Company uses a Monte Carlo Simulation method to estimate the grant date fair value of stock option awards with market-based performance conditions.

Redeemable Convertible Preferred Stock

The Company recorded all shares of convertible preferred stock at their respective fair values less issuance costs on the dates of issuance. The convertible preferred stock was recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of all the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders. Additionally, holders with 60% of majority had the right to demand redemption on or after May 23, 2025. In the event of a change of control of the Company, proceeds received from the sale of such shares would have been distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation unless the holders of convertible preferred stock had converted their shares of convertible preferred stock into shares of common stock. The Company determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. In connection with the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 18,161,027 shares of common stock, and there are no shares of redeemable convertible preferred stock outstanding as of December 31, 2020 and 2019.

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

Comprehensive Income (Loss)

The Company is required to report all components of comprehensive income (loss), including net loss, in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company had unrealized gain from its available-for-sale securities during the years ended December 31, 2020 and 2019 and an unrealized loss from its available-for sale securities during the year ended December 31, 2018, which are considered other comprehensive income (loss).

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, warrants and common stock options are considered to be potentially dilutive securities. Because the Company reported a net loss for the years ended December 31, 2020, 2019 and 2018, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for both periods.

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

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Financial Instruments—Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. In November 2019, the FASB issued ASU 2019-10,  Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which established that a one-time determination of the effective date for ASU 2016-13 would be based on the Company’s SEC reporting status as of November 15, 2019. The Company was a Smaller Reporting Company as defined by the SEC, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

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

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. During the years presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2020 and 2019.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2020 and 2019 are presented in the following tables (in thousands):

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$15,661	$15,661	$—	$—
Certificates of Deposit	30,765	—	30,765	—
Repurchase Agreements	15,000	—	15,000
Corporate notes	75,426	—	75,426	—
Government and agency notes	8,296	—	8,296	—
Municipal notes	3,446	—	3,446	—
Total	$148,594	$15,661	$132,933	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$30,054	$30,054	$—	$—
Certificates of Deposit	20,046	—	20,046	—
Repurchase Agreements	15,000	—	15,000	—
Corporate notes	38,783	—	38,783	—
Government notes	7,574	—	7,574	—
Commercial Paper	1,096	—	1,096	—
Total	$112,553	$30,054	$82,499	$—

Note 4: Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$35,690	$4,074
Money market funds	15,661	30,054
Repurchase agreements	15,000	15,000
Certificates of deposit	490	985
Corporate notes	—	1,101
Total cash and cash equivalents	$66,841	$51,214

Short-term investments:
Commercial paper	$—	$1,096
Certificates of deposit	23,387	15,428
Municipal notes	2,365	—
Corporate notes	34,991	24,552
Government and agency notes	6,236	7,574
Total short-term investments	$66,979	$48,650

Long-term investments
Corporate notes	$40,435	$13,130
Certificates of deposit	6,888	3,633
Municipal notes	1,081	—
Government and agency notes	2,060	—
Total long-term investments	$50,464	$16,763

The investments are classified as available-for-sale securities. As of December 31, 2020, the weighted average remaining contractual maturities of available-for-sale securities was approximately 10 months. At December 31, 2020 and 2019, the balance in the Company’s accumulated other comprehensive income (loss) was comprised solely of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the years ended December 31, 2020, 2019 or 2018 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the year. The Company has a limited number of available-for-sale securities in insignificant unrealized loss positions as of December 31, 2020 and 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity.

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,661	$—	$—	$15,661
Certificates of Deposit	30,603	162	—	30,765
Repurchase Agreements	15,000	—	—	15,000
Corporate notes	75,298	183	(55)	75,426
Government and agency notes	8,274	22	—	8,296
Municipal notes	3,445	1	—	3,446
Total cash equivalents and investments	$148,281	$368	$(55)	$148,594

Classified as:
Cash equivalents (maturities within 90 days)				$31,151
Short-term investments (maturities within one year)				66,979
Long-term investments (maturities beyond 1 year)				50,464
Total cash equivalents and investments				$148,594

	Fair Value Measurements at December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$30,054	$—	$—	$30,054
Certificates of Deposit	19,992	54	—	20,046
Repurchase Agreements	15,000	—	—	15,000
Corporate notes	38,788	—	(5)	38,783
Government notes	7,563	11		7,574
Commercial Paper	1,096	—	—	1,096
Total cash equivalents and investments	$112,493	$65	$(5)	$112,553

Classified as:
Cash equivalents (maturities within 90 days)				$47,140
Short-term investments (maturities within one year)				48,650
Long-term investments (maturities beyond 1 year)				16,763
Total cash equivalents and investments				$112,553

Note 5: Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$274	$129
Prepaid insurance	964	858
Prepaid research and development expenses	2,110	4,517
Other current assets	694	688
Total prepaid expenses and other current assets	$4,042	$6,192

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Computer equipment	$33	$28
Lab equipment	405	405
Finance lease right of use assets	557	559
Leasehold improvement	21	—
Office furniture	26	—
Less: accumulated amortization and depreciation	(615)	(283)
Property and equipment, net	$427	$709

Depreciation expense for property and equipment was $332,000, $188,000 and $51,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Personnel expenses	$2,415	$1,261
Professional fees	141	96
Research and development expenses	10,603	4,410
Other	282	50
Total accrued expenses and other current liabilities	$13,441	$5,817

Note 6. Leases

Real Estate Operating Leases

In June 2018, the Company entered into a three-year lease agreement with no renewal options with an investor in the Series B redeemable convertible preferred stock. The lease began on July 16, 2018 and provides 3,185 square feet of office and laboratory space in South San Francisco, California. The Company issued 114,437 shares of its Series B redeemable convertible preferred stock with a fair value of $1.1 million in exchange for the leased facility. No other payments are due under the lease. The common area maintenance and other operating costs are included in the base rent. 100% of the issued shares were initially subject to a repurchase option. Pursuant to the terms of the lease, each month beginning on the one-month anniversary of the commencement date of the lease, 1/36th of the total shares are released from the repurchase option until all shares are released over the lease period of three years. The scheduled release of shares ceased immediately upon the IPO which was a terminating event.

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

In May 2020, the Company entered into a second amendment to the lease agreement to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company will pay rent monthly for the additional space and the lease agreement will terminate in July 2021. The Company recorded an operating lease asset and liability of $172,000.

The Company believes suitable space will be available before the July 2021 lease termination of its South San Francisco facility.

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California for our clinical operations team. The lease agreement is for three years which commenced August 1, 2020. Total payments under the lease will be $337,000. The Company paid a security deposit of $29,000 and is included in Other Assets on our December 31, 2020 balance sheet. At the commencement of the lease, the Company recorded an operating lease asset of $326,000, which consists of an operating lease liability of $317,000 and cash rent prepayment of $9,000. The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of December 31, 2020, future rent expense of $596,000 will be recognized over the remaining terms of 7 to 31 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. The remaining lease expense of $79,000 will be recognized over the remaining lease term of approximately 20 months.

Clinical Equipment Financing Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreements and determined that they contain embedded finance leases. The Company recognizes the depreciation expense in research and development expenses in the statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term ranging from 20 to 34 months. Depreciation expense of the financing lease right of use asset for the years ended December 31, 2020, 2019 and 2018 were $230,000, $107,000, and $0, respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	December 31, 2020	December 31, 2019
Operating lease right of use asset, net	$674	$625
Short-term operating lease liability	238	—
Long-term operating lease liability	208	—
	$446	$—

Finance lease right of use asset	557	559
Finance lease accumulated amortization	(337)	(107)
Total finance lease right of use asset, net	$220	$452

Weighted average remaining lease term
Operating leases	1.6 years	1.6 years
Finance leases	0.9 years	2.1 years

Weighted average discount rate
Operating leases	2.10%	—%
Finance leases	—%	—%

Year ended December 31,	Operating Lease
2021	245
2022	141
2023	70
Total lease payments	456
Less: imputed interest	(10)
Total remaining lease liability	446

Lease costs for the years ended December 31, 2020 and 2019 were approximately:

	Years ended December 31,
	2020	2019
Lease costs:
Finance lease amortization of right of use assets	$230	$107
Operating lease costs	578	374
Short-term lease costs	92	11
Total lease costs	$900	$492

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2020 and 2019.

Contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 8. Common Stock and Common Stock Warrant

Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2020	2019
Options issued and outstanding under the 2019 Stock Plan	5,465,327	2,393,934
Shares available for issuance under 2019 Stock Plan	269,353	2,439,779
Shares available for issuance under the Employee Stock Purchase Plan	536,989	268,295
Total	6,271,669	5,102,008

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of any preferred stock that may be outstanding at the time. The Company has never declared any dividends on common stock. As of December 31, 2020, and 2019, the Company had 29,543,222 and 26,869,413 shares of common stock issued and outstanding, respectively.

Common Stock Warrant

In June 2014, in connection with a research grant and license agreement, the Company issued a warrant to purchase 27,941 shares of common stock at $0.03 per share. The grant date estimated fair value of such warrants was insignificant. The warrant was immediately exercisable and expires in June 2024. The warrant was fully exercised in May 2019.

Note 9. Equity Incentive Plans

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

As of December 31, 2020, the Company had 269,353 shares available for future issuance under the 2019 Plan.

Stock Options

Activity for service-based stock options under the 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2017	769,409	$0.39	8.89	$1,108
Options granted	1,316,342	2.08	—	—
Options exercised	(51,350)	0.46	—	—
Options cancelled / forfeited	(148,897)	0.41	—	—
Balance at December 31, 2018	1,885,504	$1.57	9.07	$1,253
Options granted	932,639	15.87	—	—
Options exercised	(194,279)	0.51	—	—
Options cancelled / forfeited	(229,930)	21.09	—	—
Balance at December 31, 2019	2,393,934	$5.35	8.62	$121,593
Options granted	2,798,645	42.95	—	—
Options exercised	(173,809)	7.38	—	—
Options cancelled / forfeited	(228,443)	42.56	—	—
Balance at December 31, 2020	4,790,327	$25.47	8.69	$49,723
Options vested and expected to vest to December 31, 2020	4,790,327	25.47	8.69	49,723
Options exercisable at December 31, 2020	1,471,526	$10.32	7.64	$30,633

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock as of their respective balance sheet dates and the exercise price of outstanding options. The total intrinsic value of options exercised was $6,697,000, $887,000 and $91,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $31.21, $11.11 and $1.26 per share, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2020, 2019, and 2018 was $10.5 million, $1.2 million, and $0.1 million, respectively.

In 2020, 2019 and 2018, the Company recognized $14,267,000, $2,056,000, and $155,000 respectively, of stock-based compensation expense related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements. As of December 31, 2020, total unamortized employee stock-based compensation was $72.7 million, which is expected to be recognized over the remaining estimated vesting period of 1.72 years.

Performance Stock Options (“PSOs”)

In December 2020, the Company granted 675,000 performance stock options (“PSOs”) under the Stock Incentive Plan to its executive and senior officers. Vesting for the options is performance based and is based on continued employment at the vesting date, with the options vesting in two installments if the Company’s average closing price in any 45 consecutive trading day period exceeds a certain amount per share prior to March 15, 2023 and March 15, 2024, respectively. PSOs represent a contingent right to purchase Common Stock upon achievement of specified market conditions.

The Company recognized stock-based compensation expense of $203,000 in 2020 relating to these PSOs. The weighted-average grant date fair value of the PSOs granted during 2020 was $14.90 per share. As of December 31, 2020, total unamortized stock-based compensation related to PSOs was $9,854,000, which is expected to be recognized over the remaining estimated vesting period of 2.75 years. Total intrinsic value for PSOs outstanding was $0 for the year ended December 31, 2020.

The following table summarizes activity under the Company’s PSOs from the 2019 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Balance at December 31, 2019	—	—	—
Options granted	675,000	29.60	—
Options exercised	—	—	—
Options cancelled	—	—	—
Balance at December 31, 2020	675,000	29.60	9.94
Outstanding	675,000	$29.60	9.94
Vested	—	—	—

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 and the allocation within the statements of operations and comprehensive loss (in thousands):

	2020	2019	2018
General and administrative expense	$7,441	$1,378	$78
Research and development expense	7,029	678	77
Total stock-based compensation	$14,470	$2,056	$155

The Company estimates the fair value of its service-based stock option awards utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award. Forfeitures are recognized as they occur. The following weighted average assumptions were used to calculate the fair value of stock-based compensation for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Expected volatility	86.69%	80.19%	69.6%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.23	6.25	6.25
Risk-free interest rate	0.80%	1.90%	2.91%

Expected Term — The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Expected Volatility—Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of its own stock and the stock of companies within its defined peer group. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

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

The Company estimated the grant date fair value of its market-based performance stock option awards granted during the year ended December 31, 2020 using a Monte Carlo Simulation method by applying the following assumptions:

Expected share price volatility	95.0%
Contractual term, in years	10
Risk-free interest rate	0.90%

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

On January 13, 2021, the Company entered into an agreement with LifeSci Advisors, LLC for investor relations consulting services. The Company’s Chief Operating Officer and Chief Financial Officer, Christopher Lowe, has an investment in a sister entity to LifeSci Advisors, LLC whose business is unrelated to the services being offered by LifeSci Advisors, LLC to the Company. The Company will pay $180,000 to LifeSci Advisors, LLC over the one-year term of the agreement.

Note 12. Income taxes

From inception through 2020, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.00%	21.00%	21.00%
State income taxes	0.55	(1.12)	6.24
Income tax credits	2.14	3.67	—
Non-deductible expenses and others	0.44	(0.38)	(1.02)
Non-deductible expenses related to the convertible promissory notes	—	—	(1.96)
Change in valuation allowance	(24.13)	(23.17)	(24.26)
	—%	—%	—%

As of December 31, 2020 and 2019, the components of the Company’s deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2020	2019
Deferred tax asset:
Federal and State net operating loss carryforwards	$28,072	$14,219
Stock based compensation	2,633	238
Other accruals and deferred expense	566	185
Tax credits	3,928	1,867
Gross deferred tax asset	35,199	16,509
Valuation allowance	(35,034)	(16,489)
Total deferred tax assets	165	20
Deferred tax liabilities:
Property and equipment	(14)	(20)
Capitalized leases	(151)	—
Gross deferred tax liabilities	(165)	(20)
Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $18.5 million and $8.5 million and $3.0 million respectively for the years ended December 31, 2020, 2019 and 2018.

At December 31, 2020, the Company has federal net operating loss carryforwards of approximately $128.2 million of which $112.3 million will not expire and $15.9 million begin expiring in 2034. The Company also has state net operating loss carryforwards of approximately $4.9 million which begin to expire in 2034. Additionally, the Company has federal tax credits of approximately $4.9 million which begin to expire in 2036 and state tax credits of approximately $1.1 million which do not expire.

Use of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before use.

Pursuant to the Internal Revenue Code, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has not completed such an analysis pursuant to Sections 382 and 383 and therefore has established a valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

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

The Company is subject to taxation in the United States. Because of the net operating loss and research credit carryforwards, all of the Company’s tax years, from 2013 to 2020, remain open to U.S. federal, California, and other state tax examinations. There were no interest or penalties accrued at December 31, 2020, 2019 and 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$1,059	$356	$171
Additions for tax positions taken in a prior year	—	168	—
Additions for tax positions taken in a current year	917	535	185
Ending balance	$1,976	$1,059	$356

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The Company has reviewed the aspects of this law as it relates to income taxes and have concluded that at this time, the CARES Act will have no material impact to the Company’s 2020 provision for income taxes.

Note 13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except for share and per share amounts):

	December 31,
	2020	2019	2018
Numerator:
Net loss	$(76,849)	$(36,980)	$(12,476)
Denominator
Weighted average common shares outstanding	29,176,232	19,031,940	3,362,192
Net loss per share, basic and diluted	$(2.63)	$(1.94)	$(3.71)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2020	2019	2018
Series A convertible preferred stock	—	—	9,008,919
Series B convertible preferred stock	—	—	9,152,108
Stock options issued and outstanding	4,790,327	2,393,934	1,885,504
Performance stock options	675,000	—	—
Warrants	—	—	27,941
	5,465,327	2,393,934	20,074,472

Note 14. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions, and may make profit sharing contributions, in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the plan for the years ended December 31, 2020, 2019, and 2018, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. In connection with that evaluation, our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2020. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and has concluded that such internal control over financial reporting is effective.

Our independent registered public accounting firm, BDO USA, LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of BDO USA, LLP is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

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

Item 11. Executive Compensation

Executive Compensation

The information required by this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The information required in this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in this item will be included in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Item 16. Form 10-K Summary

None

Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38890	3.1	5/13/2019
3.2	Amended and Restated Bylaws	8-K	001-38890	3.2	5/13/2019
4.1	Specimen Stock Certificate	S-1/A	333-230853	4.1	4/29/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated May 23, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-230853	4.2	4/12/2019
4.3	Description of Securities					X
10.1	Sub-Sublease Agreement by and between Cortexyme, Inc. and Verily Life Sciences LLC, dated June 18, 2018.	S-1	333-230853	10.1	4/12/2019
10.2	Amendment No. 1 to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated April 2, 2019.	10-Q	001-38890	10.1	8/9/2019
10.3	Second Amendment to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated May 26, 2020	10-Q	001-38890	10.1	8/14/2020
10.4	Form of Indemnification Agreement between Cortexyme, Inc. and each of its officers and directors.	S-1/A	333-230853	10.2	4/29/2019
10.5+	2014 Stock Plan, as amended as of November 28, 2018, and related forms of stock award agreements.	S-1	333-230853	10.3	4/12/2019
10.6+	2019 Equity Incentive Plan and forms of stock award agreements thereunder.	S-1/A	333-230853	10.4	4/29/2019
10.7+	2019 Employee Stock Purchase Plan.	S-1/A	333-230853	10.5	4/29/2019
10.8+	Executive Incentive Bonus Plan.	S-1	333-230853	10.6	4/12/2019
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Furnished and not filed.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cortexyme, Inc.

Date: March 1, 2021	By:	/s/ Casey C. Lynch
Casey C. Lynch
President, Chief Executive Officer and Chairman

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Casey C. Lynch, Christopher Lowe and Caryn McDowell, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Casey C. Lynch	President, Chief Executive Officer and Chairman of our Board of Directors	March 1, 2021
Casey C. Lynch	(Principal Executive Officer)

/s/ Christopher Lowe	Chief Operating Officer and Chief Financial Officer	March 1, 2021
Christopher Lowe	(Principal Financial Officer)

/s/ Ted Monohon	Chief Accounting Officer and Vice President, Finance	March 1, 2021
Ted Monohon	(Principal Accounting Officer)

/s/ Stephen S. Dominy	Director	March 1, 2021
Stephen S. Dominy, M.D.

/s/ David A. Lamond	Director	March 1, 2021
David A. Lamond

/s/ Margaret McLoughlin	Director	March 1, 2021
Margaret McLoughlin, Ph.D.

/s/ Una Ryan	Director	March 1, 2021
Una Ryan, OBE Ph.D.

/s/ Christopher J. Senner	Director	March 1, 2021
Christopher J. Senner

/s/ Kevin Young	Director	March 1, 2021
Kevin Young, CBE