Form 10-Q
period 2021-03-31
Cortexyme, Inc.
filed 2021-05-06
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 29,588,481 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020 (1)
ASSETS
Current assets:
Cash and cash equivalents	$85,315	$66,841
Short term investments	61,720	66,979
Prepaid expenses and other current assets	2,850	4,042
Total current assets	149,885	137,862
Property and equipment, net	378	427
Operating lease right-of-use assets, net	500	674
Long term investments	23,720	50,464
Other assets	39	39
Total assets	$174,522	$189,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,845	$3,555
Accrued expenses and other current liabilities	15,022	13,441
Total current liabilities	17,867	16,996
Long-term operating lease liability	171	208
Total liabilities	18,038	17,204
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,575,944 and 29,543,222 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	29	29
Additional paid in capital	326,006	318,574
Accumulated other comprehensive income	189	313
Accumulated deficit	(169,740)	(146,654)
Total stockholders’ equity	156,484	172,262
Total liabilities and stockholders’ equity	$174,522	$189,466
(1)	The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$16,824	$14,380
General and administrative	6,489	3,478
Total operating expenses	23,313	17,858
Loss from operations	(23,313)	(17,858)
Interest income	227	682
Net loss	(23,086)	(17,176)
Other comprehensive loss:
Unrealized loss on available for sales securities	(124)	(97)
Total comprehensive loss	(23,210)	(17,273)
Net loss per share - basic and diluted	(0.78)	(0.61)
Weighted average shares of common stock outstanding - basic and diluted	29,554,921	28,261,719

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2021	29,543,222	$29	$318,574	$313	$(146,654)	$172,262
Exercise of stock options	32,722	—	441	—	—	441
Stock based compensation	—	—	6,991	—	—	6,991
Other comprehensive loss	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	$(23,086)	(23,086)
Balance March 31, 2021	29,575,944	$29	$326,006	$189	$(169,740)	$156,484

Balance January 1, 2020	26,869,413	$27	$185,196	$60	$(69,805)	$115,478
Issuance of common stock in connection with private placement, net of issuance costs of $7,310	2,500,000	2	117,688	—	—	117,690
Exercise of stock options	35,127	—	191	—	—	191
Stock based compensation	—	—	1,955	—	—	1,955
Other comprehensive loss	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	$(17,176)	(17,176)
Balance March 31, 2020	29,404,540	$29	$305,030	$(37)	$(86,981)	$218,041

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net Loss	$(23,086)	$(17,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	92	92
Stock based compensation	6,991	1,955
Depreciation and amortization	86	83
Amortization of premium on available for sale investments	202	56
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,192	49
Accounts payable	(710)	1,879
Accrued expenses and other current liabilities	1,623	2,283
Net cash used in operating activities	(13,610)	(10,779)
Cash flow from investing activities:
Purchase of investments	(11,980)	(95,543)
Proceeds from maturities of investments	43,660	22,867
Purchase of property and equipment	(37)	(5)
Net cash provided by / (used in) investing activities	31,643	(72,681)
Cash flows from financing activities:
Payments of finance leases	—	(29)
Proceeds from issuance of common stock upon exercise of stock options	441	191
Proceeds from private placement offering, net of issuance costs	—	117,690
Net cash provided by financing activities	441	117,852
Net increase in cash and cash equivalents	18,474	34,392
Cash and cash equivalents at beginning of period	66,841	51,214
Cash and cash equivalents at end of period	$85,315	$85,606

See accompanying notes.

Cortexyme, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2021, the Company had an accumulated deficit of $169.7 million. Since inception through March 31, 2021, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds from the PIPE Financing. As of March 31,2021, the Company had cash, cash equivalents, and short-term investments of $147.0 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements. The Company also has long-term investments of $23.7 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Cortexyme, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions of the SEC on Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity as of March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31,

2021 and 2020, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the SEC on March 1, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s drug candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals. The Company’s drug candidate will require approvals from the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any drug candidate will receive the necessary approvals. If the Company was denied approval, approval was delayed or the Company was unable to maintain approval for any drug candidate, it could have a materially adverse impact on the Company.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of common stock prior to the initial public offering, stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value. There are no unrealized gains or losses on the money market funds for the periods presented.

Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates that it would receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 - Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

Level 2 - Inputs other than quoted prices that are observable for the assets or liability either directly or indirectly, including inputs in markets that are not considered to be active;

Level 3 - Inputs that are unobservable. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period.

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Financial Instruments—Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which established that a one-time determination of the effective date for ASU 2016-13 would be based on the Company’s SEC reporting status as of November 15, 2019. The Company was a “smaller reporting company” as defined by Item 10 of Regulation S-K, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Note 3. Fair Value Measurements

The Company measures and reports its cash equivalents and investments at fair value.

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2021 and December 31, 2020 are presented in the following tables (in thousands):

	Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$38,246	$38,246	$—	$—
Certificates of Deposit	17,888	—	17,888	—
Repurchase Agreements	22,500	—	22,500	—
Corporate notes	59,377	—	59,377	—
Government and agency notes	4,686	—	4,686	—
Municipal notes	3,489	—	3,489	—
Total	$146,186	$38,246	$107,940	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$15,661	$15,661	$—	$—
Certificates of Deposit	30,765	—	30,765	—
Repurchase Agreements	15,000	—	15,000	—
Corporate notes	75,426	—	75,426	—
Government and agency notes	8,296	—	8,296	—
Municipal notes	3,446	—	3,446	—
Total	$148,594	$15,661	$132,933	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$38,246	$—	$—	$38,246
Certificates of Deposit	17,793	95	—	17,888
Repurchase Agreements	22,500	—	—	22,500
Corporate notes	59,300	97	(20)	59,377
Government and agency notes	4,671	16	(1)	4,686
Municipal notes	3,488	2	(1)	3,489
Total cash equivalents and investments	$145,998	$210	$(22)	$146,186

Classified as:
Cash equivalents (maturities within 90 days)				$60,746
Short-term investments (maturities within one year)				61,720
Long-term investments (maturities beyond 1 year)				23,720
Total cash equivalents and investments				$146,186

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,661	$—	$—	$15,661
Certificates of Deposit	30,603	162	—	30,765
Repurchase Agreements	15,000	—	—	15,000
Corporate notes	75,298	183	(55)	75,426
Government and agency notes	8,274	22	—	8,296
Municipal notes	3,445	1	—	3,446
Total cash equivalents and investments	$148,281	$368	$(55)	$148,594

Classified as:
Cash equivalents (maturities within 90 days)				$31,151
Short-term investments (maturities within one year)				66,979
Long-term investments (maturities beyond 1 year)				50,464
Total cash equivalents and investments				$148,594

As of March 31, 2021, the remaining contractual maturities of available-for-sale securities was approximately 10 months. There have been no significant realized gains or losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2021, none of which have been in a loss position for more than a year. The Company believes it had no other-than-temporary impairments on these securities as of March 31, 2021, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

The investments are classified as available-for-sale securities. At March 31, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive income was comprised primarily of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three months ended March 31, 2021 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4: Cash, cash equivalents and investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$24,569	$35,690
Money market funds	38,246	15,661
Repurchase agreements	22,500	15,000
Certificates of deposit	—	490
Total cash and cash equivalents	$85,315	$66,841

Short-term investments:
Certificates of deposit	$14,240	$23,387
Municipal notes	2,157	2,365
Corporate notes	41,053	34,991
Government and agency notes	4,270	6,236
Total short-term investments	$61,720	$66,979

Long-term investments
Corporate notes	$18,324	$40,435
Certificates of deposit	3,648	6,888
Municipal notes	1,333	1,081
Government and agency notes	415	2,060
Total long-term investments	$23,720	$50,464

Note 5. Balance Sheet Components

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid expenses	$346	$274
Prepaid insurance	317	964
Prepaid research and development expenses	1,630	2,110
Other current assets	557	694
Total prepaid expenses and other current assets	$2,850	$4,042

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31	December 31
	2021	2020
Computer equipment	$52	$33
Lab equipment	423	405
Finance lease right of use assets	557	557
Leasehold improvement	21	21
Office furniture	26	26
Less: accumulated amortization and depreciation	(701)	(615)
Property and equipment, net	$378	$427

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Personnel expenses	$1,463	$2,415
Professional fees	106	141
Research and development expenses	13,233	10,603
Other	220	282
Total accrued expenses and other current liabilities	$15,022	$13,441

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

The Company expects to renew the lease for the South San Francisco facility prior to its expiration in July 2021.

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California for our clinical operations team. The lease agreement is for three years which commenced August 1, 2020. Total payments under the lease will be $337,000. The Company paid a security deposit of $29,000 and is included in Other Assets on our March 31, 2021 condensed consolidated balance sheet. At the commencement of the lease, the Company recorded an operating lease asset of $326,000, which consists of an operating lease liability of $317,000 and cash rent prepayment of $9,000.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of March 31, 2021, total future rent expense from all real estate operating leases of $470,000 will be recognized over the remaining terms ranging from 4 to 28 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. The remaining lease expense of $67,000 will be recognized over the remaining lease term of approximately 17 months.

Clinical Equipment Financing Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreements and determined that they contain embedded finance leases. The Company recognizes the depreciation expense in research and development expenses in the condensed consolidated statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term ranging from 20 to 34 months. Depreciation expense of the financing lease right of use asset for the three months ended March 31, 2021 and 2020 was $57,000 and $60,000, respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	March 31, 2021	December 31, 2020
Operating lease right of use asset, net	$500	$674
Short-term operating lease liability	197	238
Long-term operating lease liability	171	208
	$368	$446

Finance lease right of use asset	557	557
Finance lease accumulated amortization	(394)	(337)
Total finance lease right of use asset, net	$163	$220

Weighted average remaining lease term
Operating leases	1.4 years	1.6 years
Finance leases	0.7 years	0.9 years

Weighted average discount rate
Operating leases	2.10%	2.10%
Finance leases	—%	—%

Year ended December 31,	Operating Lease
2021 (excluding the three months ended March 31, 2021)	165
2022	141
2023	70
Total lease payments	376
Less: imputed interest	(8)
Total remaining lease liability	368

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

The 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants.  The maximum aggregate number of shares that may be issued under the 2019 Plan is 7,388,053 shares of the Company’s common stock. In addition, the number of shares available for issuance under the 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Company’s Board of Directors may determine.

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

As of March 31, 2021, the Company had 1,352,165 shares available for future issuance under the 2019 Plan.

Stock Options

Activity for service-based stock options under the 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2020	4,790,327	$25.47	8.69	$49,723
Options granted	126,000	39.27
Options exercised	(32,722)	13.48
Options cancelled / forfeited	(27,084)	28.90
Balance at March 31, 2021	4,856,521	$25.89	8.48	$73,413
Options vested and expected to vest as of March 31, 2021	4,856,521	25.89	8.48	73,413
Options exercisable as of March 31, 2021	1,713,563	$12.43	7.56	$45,006

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $6,077,000 and $1,955,000, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements. As of March 31, 2021, total unamortized employee stock-based compensation was $70.1 million, which is expected to be recognized over the remaining estimated vesting period of 1.62 years.

Performance Stock Options (“PSOs”)

The following table summarizes activity under the Company’s PSOs from the 2019 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Balance at December 31, 2020	675,000	$29.60	9.94
Balance at March 31, 2021	675,000	29.60	9.69
Outstanding	675,000	$29.60	9.69
Vested	—	—	—

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $914,000 and $0, respectively, related to these PSOs. As of March 31, 2021, total unamortized stock-based compensation related to PSOs was $8.9 million, which is expected to be recognized over the remaining estimated vesting period of 2.51 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three months ended March 31, 2021 and 2020 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	March 31,
	2021	2020
General and administrative expense	$3,478	$1,038
Research and development expense	3,513	917
Total stock-based compensation	$6,991	$1,955

Employee Stock Purchase Plan

On April 24, 2019, the Company’s Board of Directors adopted its 2019 Employee Stock Purchase Plan (“2019 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on May 7, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2019 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 832,421 shares of common stock for issuance under the 2019 ESPP. In addition, the number of shares reserved for issuance under the 2019 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,589 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company’s Board of Directors. The 2019 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The Company has not yet approved an offering under the 2019 ESPP.

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

          In the first quarter of 2021, the Company entered into two agreements with LifeSci Advisors, LLC for non-capital advisory consulting services. The Company’s Chief Operating Officer and Chief Financial Officer, Christopher Lowe, has an investment in a sister entity to LifeSci Advisors, LLC whose business is unrelated to the services being offered by LifeSci Advisors, LLC to the Company. For the quarter ended March 31, 2021, the Company has not incurred a material expense related to these agreements.

Note 9. Income Taxes

The Company has a history of losses and expects to record a loss in 2021.

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. On December 21, 2020, President Trump also signed into law the Consolidated Appropriations Act, 2021 ("CAA Act") which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The Company has reviewed the aspects of these laws as it relates to the income taxes and has concluded that at this time, the CARES Act and CAA Act will have no material impact to the Company's 2021 provision for income taxes. The Company will continue to evaluate changes and revisions of the CARES Act and CAA Act and their impact on the Company’s financial position, results of operations and cash flows.

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2021	2020
Stock options issued and outstanding	4,856,521	3,271,050
Performance stock options	675,000	—
Total	5,531,521	3,271,050

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”), on March 1, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Cortexyme,” “we,” “us” and “our” refer to Cortexyme, Inc. In preparing the Management’s Discussion and Analysis below, we presume the readers have access to and have read the Management’s Discussion and Analysis in our Prospectus, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, adequacy of our cash resources and working capital, impact of COVID-19 pandemic on our research and development activities and business operations, and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A -“Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the SEC from time to time. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a clinical stage biopharmaceutical company advancing a pivotal trial in Alzheimer's disease with topline data expected in the fourth quarter of 2021 and a growing pipeline of therapeutics for degenerative diseases. Our approach is based on the seminal discovery of the presence of Porphyromonas gingivalis (“P. gingivalis”), and its secreted toxic virulence factor proteases, called gingipains, in the brains of greater than 90% of Alzheimer’s patients. Additionally, we and other researchers have observed that P. gingivalis infection causes Alzheimer’s and Parkinson’s pathology in animal models, and these effects have been successfully treated with a gingipain inhibitor in preclinical studies. Our proprietary lead drug candidate, atuzaginstat (COR388), is an orally administered, brain-penetrating small molecule gingipain protease inhibitor. Atuzaginstat was well-tolerated with no concerning safety signals in our Phase 1a and Phase 1b clinical trials conducted to date, which enrolled a total of 74 subjects, including nine patients with mild to moderate Alzheimer’s disease.

We have fully enrolled a global pivotal Phase 2/3 clinical trial of atuzaginstat, called the GAIN (GingipAIN Inhibitor for Treatment of Alzheimer’s Disease) trial, in mild to moderate Alzheimer’s patients. We conducted an interim analysis in December 2020 after approximately 100 patients in each of the GAIN trial’s three arms completed 24 weeks of treatment. Based on the successful interim analysis, topline data for the fully enrolled population of 643 subjects after the full 1-year treatment period is expected in Q4 2021. A substudy of the GAIN trial, called REPAIR, will also report in Q4 2021 on the efficacy of atuzaginstat in periodontal disease.

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

COR588 is a second generation brain penetrant lysine gingipain inhibitor IND enabling studies are proceeding to expectations and a first-in-human study is expected to begin in Q3 2021 and will initially be positioned in periodontal disease with potential efficacy in multiple indications.

Two arginine gingipain inhibitors, COR788 and COR822, have been selected as lead compounds to progress toward IND-enabling studies, including manufacturing scale-up and dose range-finding toxicology studies based on their properties of potency, selectivity, pharmacologic efficacy, and pharmacokinetics. Arginine gingipain is a distinct target associated with P. gingivalis that contributes to bacterial survival, replication and toxicity. An arginine gingipain inhibitor may be used as monotherapy in new indications or potentially additively with lysine gingipain inhibitors, like atuzaginstat. Both molecules have novel composition of matter (patent pending), are brain penetrant and orally available.

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

Parkinson’s disease affects more than 1 million people in the United States and 10 million worldwide. Currently approved treatments are limited to primarily managing symptoms. Based upon the evidence to date, our start-up activities for a Phase 2 study in Parkinson’s disease called the PEAK (Gingipain inhibitor for treatment of PArKinson’s’ disease) Trial have been initiated and first patient in is expected in Q3 2021.

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

Partial Clinical Hold

On February 12, 2021 we received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat (COR388) impacting the open-label extension (OLE) phase of our ongoing Phase 2/3 study, the GAIN Trial. Under the hold, no new participants will be enrolled in the OLE and currently enrolled OLE participants will be discontinued. Participants in the fully enrolled (N=643) double-blind, placebo-controlled randomized phase of the GAIN Trial will continue to receive study drug at their assigned dose. The partial clinical hold was initiated following the review of hepatic adverse events in the GAIN trial by the FDA. These events have been reversible and without any known long-term adverse effects for the participants. We will continue to collaborate with the FDA on the overall development program for atuzaginstat.

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

To date, our employees, vendors and clinical trial sites have been able to advance our GAIN clinical trial and complete enrollment. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines for the GAIN trial. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees have been working primarily from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We have developed plans to enable all employees to voluntarily return to work in our offices and lab facility which include safety protocols, such as face coverings, social distancing, frequent cleaning, and COVID-19 testing. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our offices and lab facility, we may have to resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or public authority mandates. We are not currently experiencing any significant supply chain disruptions and have drug supply for the full GAIN Trial on hand. We have diversified our vendor relationships geographically for both starting materials and manufacturing.  However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. We have taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. To potentially mitigate some of the risks of COVID-19 and based on interest and the ability to maintain milestone timelines, we enrolled an additional 73 subjects in the GAIN trial. Despite these efforts, the COVID-19 pandemic could impact timelines, subject follow up visits and study completion. We will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, our product candidates.

Financial Overview

Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase 1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat. We are expecting top line data from GAIN Phase 2/3 trial in Q4 2021 and increasing investment in new indications for atuzaginstat and clinical trials for COR588.

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of March 31, 2021, we had an accumulated deficit of $169.7 million. We incurred a net loss of $23.1 million in the three months ended March 31, 2021. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through March 31, 2021, we received net proceeds of approximately $294.9 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock. This includes net proceeds of approximately $117.6 million from the issuance and sale of common stock in a private placement to certain accredited investors received in February 2020.

As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and short-term investments of $147.0 million and $133.8 million, respectively. The balances exclude long-term investments of $23.7 million and $50.5 million as of those same periods. Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with accrued research and development expenditures and stock-based compensation have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgements and Use Estimates” in our 2020 Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•	Research and Development Expenses;
•	Stock-Based Compensation Expense; and
•	Income Taxes

There have been no material changes in our critical accounting policies during the three months ended March 31, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report.

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

To date, our research and development expenses have supported the advancement of atuzaginstat and our other drug candidates in preclinical development. As a result, we do not allocate our costs to individual drug candidates. We expect that at least for the foreseeable future, a substantial majority of our research and development expense will support the clinical and regulatory development of atuzaginstat.

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of atuzaginstat and advance other drug candidates into clinical development. Over the next few years, we expect our preclinical, clinical and contract manufacturing expenses to increase significantly relative to what we have incurred to date. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

Interest Income

Interest and other income, net consists primarily of interest earned on our short-term and long-term investments portfolio.

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

The following sets forth our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$16,824	$14,380	$2,444	17.0%
General and administrative	6,489	3,478	3,011	86.6%
Loss from operations	(23,313)	(17,858)	(5,455)	30.5%
Interest income	227	682	(455)	(66.7)%
Net loss	$(23,086)	$(17,176)	$(5,910)	34.4%

Research and Development Expenses (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Direct research and development expenses:
Atuzaginstat	$8,380	$11,097	$(2,717)	(24.5)%
Other direct research costs	2,193	737	1,456	197.6%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	5,708	2,137	3,571	167.1%
Facilities and other research and development expenses	543	409	134	32.8%
Total research and development expenses	$16,824	$14,380	$2,444	17.0%

Research and development expenses were $16.8 million for the three months ended March 31, 2021, compared to $14.4 million for the three months ended March 31, 2020, an increase of $2.4 million.

The costs for atuzaginstat, currently in our GAIN Phase 2/3 clinical trial decreased $2.7 million from the prior year due to decreases of $1.7 million in drug manufacturing costs and $1.0 million in clinical trial costs. The GAIN trial is expected to conclude in the fourth quarter 2021 and we anticipate continued overall expenses to decrease as patients complete the trial protocols and the final top-line data read out occurs.

In the quarter ended March 31, 2021, the company started IND enabling studies for a new compound COR588. COR588 is a unique small molecule lysine gingipain inhibitor with likely once daily oral dosing that we intend to position in periodontal disease and other new indications. We incurred $1.4 million in costs for these initial IND enabling studies and expect increased costs for this compound as it moves to a Phase 1 clinical study anticipated to begin in the third quarter 2021.

We also incurred increases of $3.6 million in personnel related expenses due to a $1.0 million increase in personnel related expenses for increased headcount and a $2.6 million increase in allocated stock-based compensation costs.

General and Administrative Expenses

General and administrative expenses increased $3.0 million to $6.5 million for the three months ended March 31, 2021 from $3.5 million for three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $2.9 million due to an increase in our employee headcount which was comprised of an increase in compensation and benefits costs of $0.5 million and $2.4 million in allocated stock-based compensation expense.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2021 compared to $0.7 million for the three months ended March 31, 2020. The decrease was a result of decreased average cash and investment balances and decreases in the overall yield of the investment portfolio.

We anticipate continued historic low overall yields from our investment portfolio in future quarters due to the impact of the COVID-19 pandemic on the financial markets, specifically the credit securities markets.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $169.7 million. As of March 31, 2021, we had cash, cash equivalents and investments of $170.8 million.

Based on our existing business plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least 2023.

Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead program, atuzaginstat, and other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our product candidate is still in clinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through 2023, including through the completion and the announcement of the top-line results of our Phase 2/3 GAIN trial.

Summary Statement of Cash Flows

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,610)	$(10,779)
Investing activities	31,643	(72,681)
Financing activities	441	117,852
Net increase in cash and cash equivalents	$18,474	$34,392

Operating Activities

Net cash used in operating activities was $13.6 million for the three months ended March 31, 2021. Cash used in operating activities was primarily due to our net loss of $23.1 million for the period, adjusted for $7.4 million of non-cash items, including $7.0 million in stock-based compensation and a net decrease in prepaid expenses and other assets of $1.2 million and a net increase in accounts payable, accrued expenses and other current liabilities of $0.9 million.

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

Investing Activities

Cash provided by investing activities was $31.6 million in the three months ended March 31, 2021, primarily related to the purchase of investments of $12.0 million, and maturities of short-term investments of $43.6 million.

Cash used by investing activities was $72.7 million for the three months ended March 31, 2020, primarily related to the purchase of available for sale investment securities with the proceeds from the private placement transaction which closed in February 2020.

Financing Activities

Cash provided by financing activities was $0.4 million in the three months ended March 31, 2021, which consisted of net proceeds from the exercise of stock options in the period.

Cash provided by financing activities was $117.9 million for the three months ended March 31, 2020, which consisted primarily of net proceeds from the private placement transaction and the proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and other commitments as of March 31, 2021, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $13.2 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of March 31, 2021. We have approximately $11.1 million in cancellable future commitments based on existing contracts as of March 31, 2021.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 of this report for a discussion of new accounting standards updates that may impact us.

Available information

Our corporate website address is www.cortexyme.com. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC's website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Quarterly Report on Form 10-Q is not incorporated by reference in this Form 10-Q unless expressly noted. Further, references to website URLs are intended to be inactive textual references only.

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

We had cash, cash equivalents, and marketable securities of $170.8 million as of March 31, 2021, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three months ended March 31, 2021.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, and the Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.*

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2020, 2019 and 2018, our net losses were $76.8 million, $37.0 million and $12.5 million, respectively. We had an accumulated deficit of $169.7 million as of March 31, 2021.

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

We will require substantial additional funding to finance our operations, complete the development and commercialization of atuzaginstat and evaluate future drug candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce or eliminate our drug development programs or other operations.*

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, atuzaginstat. Developing atuzaginstat and conducting clinical trials for the treatment of Alzheimer’s disease, early Parkinson’s disease and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for atuzaginstat or any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of March 31, 2021, we had $170.8 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

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

•

the willingness of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, to accept our GAIN trial and our PEAK trial, as well as data from our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of atuzaginstat for Alzheimer’s disease and Parkinson’s disease;

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of drug candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. Our drug candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.*

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

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

For example, enrollment in our clinical trials may be delayed or impeded as a result of the COVID-19 pandemic due to prioritization of healthcare resources toward the pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required) If the patients involved with our clinical trials contract COVID-19, we may have more adverse events and deaths in our clinical trials as a result. The Company has taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. For example, to potentially mitigate some of the risks of the COVID-19 pandemic and based on interest and the ability to maintain milestone timelines, we enrolled 73 additional subjects in the GAIN trial. However, these measures may not be successful, and the occurrence of any of these events could delay or impede our ability to release clinical results, delay or impact our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, and could adversely impact our product candidate testing, development and timelines.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States. In particular, we intend to conduct clinical trial operations in Australia. We may enter into agreements with third parties for the development and commercialization of drug candidates in international markets. International business relationships will subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

•	differing regulatory requirements for drug approvals internationally;
•	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•	complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property;
•	potential third-party patent rights in countries outside of the United States;
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

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.*

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, including in the European Union, or EU, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Additionally, CMS promulgated regulations in 2018 that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. Concurrently, Congress has considered legislation that would repeal, or repeal and replace, all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Moreover, the Bipartisan Budget Act of

2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. Additionally, in December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved. In addition to the Affordable Care Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent presidential executive orders, Congressional inquiries, and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

We are currently conducting and in the future may conduct clinical trials for our drug candidates outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.*

We currently are conducting parts of the GAIN trial outside the United States and in the future may choose to conduct one or more of our clinical trials outside the United States. In particular, we intend to conduct clinical trial operations in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authorities may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Risks Relating to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our drug candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be adversely affected.*

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future drug candidates and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our drug candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

We have applied, and we intend to continue applying, for patents covering aspects of our drug candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of March 31, 2021, we were the owner of record of six issued U.S. patents, 32 non-U.S. patents, and 55 pending U.S. and non-U.S. patent applications (collectively, “the Cortexyme patent portfolio”).

Four issued U.S. patents and 32 issued non-U.S. patents in the Cortexyme patent portfolio relate to atuzaginstat, with claims directed to atuzaginstat and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications in the Cortexyme patent portfolio relate to atuzaginstat and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, methods of using these compounds in the treatment of various indications, and methods of making these compounds.

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

•	we cannot ensure that our commercial activities or drug candidates will not infringe upon the patents of others;
•	we cannot ensure that we will be able to successfully commercialize our drug candidates on a substantial scale, if approved, before the relevant patents that we own or license expire;
•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.
•	Should any of these events occur, they would significantly harm our business, results of operations and prospects.

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

Risks Relating to Owning Our Common Stock

The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.*

The market price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials and, in particular, our Phase 2/3 GAIN trial;
•	results of clinical trials of other drug candidates being evaluated for Alzheimer’s disease or other neurodegenerative diseases;
•	regulatory actions with respect to our drug candidates or our competitors’ drug candidates;
•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•	announcements of technological innovations by us or our competitors;
•	overall conditions in our industry and the markets in which we operate;
•	addition or loss of significant customers, or other developments with respect to significant customers;
•	changes in laws or regulations applicable to our drug candidates;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	competition from existing drug candidates or new drug candidates that may emerge;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	market conditions for pharmaceutical stocks in general;
•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders;
•	general economic and market conditions, including developments relating to the COVID-19 pandemic and the associated economic downturn; and
•	ineffectiveness of our disclosure controls or internal controls.

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

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38890	3.1	5/13/2019

3.2	Amended and Restated Bylaws	8-K	001-38890	3.2	5/13/2019

4.1	Specimen Stock Certificate	S-1/A	333-230853	4.1	4/29/2019

4.2	Amended and Restated Investors’ Rights Agreement, dated May 23, 2018, by and among the Registrant and certain of its stockholders	S-1	333-230853	4.2	4/12/2019

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

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

Cortexyme, Inc.

Date: May 6, 2021	By:	/s/ Casey C. Lynch
Casey C. Lynch
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Christopher Lowe
Christopher Lowe
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)