Form 10-Q
period 2021-06-30
Cortexyme, Inc.
filed 2021-08-06
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 29,685,786 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020 (1)
ASSETS
Current assets:
Cash and cash equivalents	$74,049	$66,841
Short term investments	55,901	66,979
Prepaid expenses and other current assets	5,893	4,042
Total current assets	135,843	137,862
Property and equipment, net	390	427
Operating lease right-of-use assets, net	1,496	674
Long term investments	23,516	50,464
Other assets	145	39
Total assets	$161,390	$189,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,193	$3,555
Accrued expenses and other current liabilities	11,344	13,441
Total current liabilities	18,537	16,996
Long-term operating lease liabilities	773	208
Total liabilities	19,310	17,204
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,655,786 and 29,543,222 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	30	29
Additional paid in capital	333,427	318,574
Accumulated other comprehensive income	117	313
Accumulated deficit	(191,494)	(146,654)
Total stockholders’ equity	142,080	172,262
Total liabilities and stockholders’ equity	$161,390	$189,466

(1)                The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,719	$14,086	$31,543	$28,467
General and administrative	7,064	4,185	13,553	7,662
Total operating expenses	21,783	18,271	45,096	36,129
Loss from operations	(21,783)	(18,271)	(45,096)	(36,129)
Interest income	160	659	387	1,341
Other expense, net	(131)	—	(131)	—
Net loss	(21,754)	(17,612)	(44,840)	(34,788)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sales securities	(72)	748	(196)	651
Total comprehensive loss	$(21,826)	$(16,864)	$(45,036)	$(34,137)
Net loss per share - basic and diluted	$(0.74)	$(0.60)	$(1.52)	$(1.21)
Weighted average shares of common stock outstanding - basic and diluted	29,587,352	29,442,915	29,571,226	28,852,317

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended June 30, 2021 and 2020
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance March 31, 2021	29,575,944	$29	$326,006	$189	$(169,740)	$156,484
Exercise of stock options	79,842	1	671	—	—	672
Stock based compensation	—	—	6,750	—	—	6,750
Other comprehensive loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	$(21,754)	(21,754)
Balance June 30, 2021	29,655,786	$30	$333,427	$117	$(191,494)	$142,080

Balance March 31, 2020	29,404,540	$29	$305,030	$(37)	$(86,981)	$218,041
Issuance of common stock in connection with private placement, net of issuance costs of $7,310	—	—	(62)	—	—	(62)
Exercise of stock options	81,729	—	954	—	—	954
Stock based compensation	—	—	3,398	—	—	3,398
Other comprehensive income	—	—	—	748	—	748
Net loss	—	—	—	—	$(17,612)	(17,612)
Balance June 30, 2020	29,486,269	$29	$309,320	$711	$(104,593)	$205,467

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the six months ended June 30, 2021 and 2020
	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2021	29,543,222	$29	$318,574	$313	$(146,654)	$172,262
Exercise of stock options	112,564	1	1,112	—	—	1,113
Stock based compensation	—	—	13,741	—	—	13,741
Other comprehensive loss	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	(44,840)	(44,840)
Balance June 30, 2021	29,655,786	$30	$333,427	$117	$(191,494)	$142,080

Balance January 1, 2020	26,869,413	$27	$185,196	$60	$(69,805)	$115,478
Issuance of common stock in connection with private placement, net of issuance costs of $7,372	2,500,000	2	117,626	—	—	117,628
Exercise of stock options	116,856	—	1,145	—	—	1,145
Stock based compensation	—	—	5,353	—	—	5,353
Other comprehensive income	—	—	—	651	—	651
Net loss	—	—	—	—	(34,788)	(34,788)
Balance June 30, 2020	29,486,269	$29	$309,320	$711	$(104,593)	$205,467

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net Loss	$(44,840)	$(34,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	188	184
Stock based compensation	13,741	5,353
Depreciation and amortization	173	163
Amortization of premium on available for sale investments	442	228
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,851)	(880)
Other assets	(106)	(27)
Accounts payable	3,638	2,016
Accrued expenses and other current liabilities	(2,557)	2,580
Net cash used in operating activities	(31,172)	(25,171)
Cash flow from investing activities:
Purchase of investments	(25,165)	(139,407)
Proceeds from maturities of investments	62,568	60,801
Purchase of property and equipment	(136)	(22)
Net cash provided by / (used in) investing activities	37,267	(78,628)
Cash flows from financing activities:
Payments of finance leases	—	(32)
Proceeds from issuance of common stock upon exercise of stock options	1,113	1,145
Proceeds from private placement offering, net of issuance costs	—	117,628
Net cash provided by financing activities	1,113	118,741
Net increase in cash and cash equivalents	7,208	14,942
Cash and cash equivalents at beginning of period	66,841	51,214
Cash and cash equivalents at end of period	$74,049	$66,156

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,210	$293

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2021, the Company had an accumulated deficit of $191.5 million. Since inception through June 30, 2021, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds from the PIPE Financing. As of June 30, 2021, the Company had cash, cash equivalents, and short-term investments of $130.0 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements. The Company also has long-term investments of $23.5 million.

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

The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the SEC on March 1, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2021 and December 31, 2020 are presented in the following tables (in thousands):

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$47,049	$47,049	$—	$—
Certificates of Deposit	12,613	—	12,613	—
Repurchase Agreements	21,000	—	21,000	—
Corporate notes	57,749	—	57,749	—
Government and agency notes	4,734	—	4,734	—
Municipal notes	4,577	—	4,577	—
Total	$147,722	$47,049	$100,673	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$15,661	$15,661	$—	$—
Certificates of Deposit	30,765	—	30,765	—
Repurchase Agreements	15,000	—	15,000	—
Corporate notes	75,426	—	75,426	—
Government and agency notes	8,296	—	8,296	—
Municipal notes	3,446	—	3,446	—
Total	$148,594	$15,661	$132,933	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$47,049	$—	$—	$47,049
Certificates of Deposit	12,555	60	(2)	12,613
Repurchase Agreements	21,000	—	—	21,000
Corporate notes	57,698	70	(19)	57,749
Government and agency notes	4,727	9	(2)	4,734
Municipal notes	4,576	2	(1)	4,577
Total cash equivalents and investments	$147,605	$141	$(24)	$147,722

Classified as:
Cash equivalents (maturities within 90 days)				$68,305
Short-term investments (maturities within one year)				55,901
Long-term investments (maturities beyond 1 year)				23,516
Total cash equivalents and investments				$147,722

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,661	$—	$—	$15,661
Certificates of Deposit	30,603	162	—	30,765
Repurchase Agreements	15,000	—	—	15,000
Corporate notes	75,298	183	(55)	75,426
Government and agency notes	8,274	22	—	8,296
Municipal notes	3,445	1	—	3,446
Total cash equivalents and investments	$148,281	$368	$(55)	$148,594

Classified as:
Cash equivalents (maturities within 90 days)				$31,151
Short-term investments (maturities within one year)				66,979
Long-term investments (maturities beyond 1 year)				50,464
Total cash equivalents and investments				$148,594

As of June 30, 2021, the remaining contractual maturities of available-for-sale securities was approximately 11 months. There have been no significant realized gains or losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2021, none of which have been in a loss position for more than a year. The Company believes it had no other-than-temporary impairments on these securities as of June 30, 2021, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

The investments are classified as available-for-sale securities. At June 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive income was comprised primarily of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and six months ended June 30, 2021 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$5,744	$35,690
Money market funds	47,049	15,661
Repurchase agreements	21,000	15,000
Certificates of deposit	—	490
Corporate notes	256	—
Total cash and cash equivalents	$74,049	$66,841

Short-term investments:
Certificates of deposit	$10,471	$23,387
Municipal notes	2,928	2,365
Corporate notes	38,656	34,991
Government and agency notes	3,846	6,236
Total short-term investments	$55,901	$66,979

Long-term investments
Corporate notes	$18,837	$40,435
Certificates of deposit	2,142	6,888
Municipal notes	1,649	1,081
Government and agency notes	888	2,060
Total long-term investments	$23,516	$50,464

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid expenses	$459	$274
Prepaid insurance	2,775	964
Prepaid research and development expenses	2,221	2,110
Other current assets	438	694
Total prepaid expenses and other current assets	$5,893	$4,042

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Computer equipment	$52	$33
Lab equipment	503	405
Finance lease right of use assets	557	557
Leasehold improvement	40	21
Office furniture	26	26
Less: accumulated amortization and depreciation	(788)	(615)
Property and equipment, net	$390	$427

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Personnel expenses	$2,082	$2,415
Professional fees	172	141
Research and development expenses	8,368	10,603
Other	722	282
Total accrued expenses and other current liabilities	$11,344	$13,441

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

In May 2019, the Company entered into an amendment to the lease agreement to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company paid a one-time fee of approximately $63,000 for the additional space and the lease agreement was set to terminate in July 2021. No other payments are due under the lease agreement and no renewal option is available. As the entire lease is prepaid, there is no associated lease liability.

In May 2020, the Company entered into a second amendment to the lease agreement to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company paid rent monthly for the additional space and the lease agreement was set to terminate in July 2021. The Company recorded an operating lease asset and liability of $172,000.

In May 2021, the Company entered into a third amendment to the lease agreement to extend the term of its existing facility space to July 15, 2022 under the same terms as its existing facility lease except the terms of payment. The lease amendment provides for one-year extension period under the same terms. The Company paid a security deposit of $105,000, which is included in Other Assets on the June 30, 2021 condensed consolidated balance sheets. As a result of this amendment, the Company recognized an additional right-of-use asset and corresponding lease liability of $1.2 million. In the same agreement, the Company also agreed to rent additional space effective July 16, 2021 for a period of 12 months. The lease amendment provides for one-year extension period under the same terms. The Company will recognize an additional right of use asset and corresponding lease liability for this additional space as of the effective date in July 2021.

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California. The lease agreement is for three years which commenced August 1, 2020. Total payments under the lease will be $337,000. The Company paid a security deposit of $29,000 and is included in Other Assets on the June 30, 2021 condensed consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease asset of $326,000, which consists of an operating lease liability of $317,000 and cash rent prepayment of $9,000.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of June 30, 2021, total future rent expense from all real estate operating leases of $1,435,000 will be recognized over the remaining terms of 25 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. The remaining lease expense of $16,000 will be recognized over the remaining lease term of approximately five months.

Clinical Equipment Financing Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreements and determined that they contain embedded finance leases. The Company recognizes the depreciation expense in research and development expenses in the condensed consolidated statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term ranging from 20 to 34 months. Depreciation expense of the financing lease right of use asset for the six months ended June 30, 2021 and 2020 was $113,000 and $117,000, respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	June 30, 2021	December 31, 2020
Operating lease right of use asset, net	$1,496	$674
Short-term operating lease liability	699	238
Long-term operating lease liability	773	208
	$1,472	$446

Finance lease right of use asset	557	557
Finance lease accumulated amortization	(450)	(337)
Total finance lease right of use asset, net	$107	$220

Weighted average remaining lease term
Operating leases	2.1 years	1.6 years
Finance leases	0.4 years	0.9 years

Weighted average discount rate
Operating leases	1.88%	2.10%
Finance leases	—%	—%

Year ended December 31,	Operating Lease
2021 (excluding the six months ended June 30, 2021)	359
2022	733
2023	410
Total lease payments	1,502
Less: imputed interest	(30)
Total remaining lease liability	1,472

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

As of June 30, 2021, the Company had 1,149,925 shares available for future issuance under the 2019 Plan.

Stock Options

Activity for service-based stock options under the 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2020	4,790,327	$25.47	8.69	$49,723
Options granted	390,116	46.39
Options exercised	(112,564)	9.88
Options cancelled / forfeited	(88,960)	42.54
Balance at June 30, 2021	4,978,919	$27.16	8.32	$131,105
Options vested and expected to vest as of June 30, 2021	4,978,919	27.16	8.32	131,105
Options exercisable as of June 30, 2021	2,054,317	$16.38	7.54	$75,735

For the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense of $5,818,000 and $11,895,000, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements. As of June 30, 2021, total unamortized employee stock-based compensation was $71.5 million, which is expected to be recognized over the remaining estimated vesting period of 3.02 years.

Performance Stock Options (“PSOs”)

The following table summarizes activity under the Company’s PSOs from the 2019 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Balance at December 31, 2020	675,000	$29.60	9.94
Balance at June 30, 2021	675,000	29.60	9.45
Outstanding	675,000	$29.60	9.45
Vested	—	—	—

For the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense of $932,000 and $1,846,000, respectively, related to these PSOs. As of June 30, 2021, total unamortized stock-based compensation related to PSOs was $8.0 million, which is expected to be recognized over the remaining estimated vesting period of 2.27 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative expense	$3,629	$1,616	$7,108	$2,654
Research and development expense	3,121	1,782	6,633	2,699
Total stock-based compensation	$6,750	$3,398	$13,741	$5,353

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

In the first quarter of 2021, the Company entered into two agreements with LifeSci Advisors, LLC for non-capital advisory consulting services. The Company’s Chief Operating Officer and Chief Financial Officer, Christopher Lowe, has an investment in a sister entity to LifeSci Advisors, LLC whose business is unrelated to the services being offered by LifeSci Advisors, LLC to the Company. For the six months ended June 30, 2021, the Company has incurred total expenses of $306,000 related to these agreements.

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

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2021	2020
Stock options issued and outstanding	4,978,919	3,644,772
Performance stock options	675,000	—
Total	5,653,919	3,644,772

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

Alzheimer's Disease

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

Alzheimer’s disease represents one of the most significant unmet medical needs of our time and prior to the approval of Aduhelm on June 7, 2021, there are no marketed treatments that address the underlying cause of the disease. The disease afflicts an estimated 5.7 million people in the United States and more than 30 million people worldwide and is expected to grow to 14.0 million people in the United States by 2050. The direct costs of caring for individuals with Alzheimer’s disease and other dementias in the United States were estimated to total $300 billion in 2020 and are projected to increase to $1.1 trillion by 2050, according to the Alzheimer’s Association. Historical challenges in developing effective therapeutics for this disease include a poor understanding of disease causation and animal models that do not translate to efficacy in humans. We believe our novel approach can overcome these challenges by targeting an upstream cause of neuroinflammation and neurodegeneration. Our drug candidate has demonstrated proof of concept in a new physiological animal model that we believe is representative of human Alzheimer’s disease pathology.

Atuzaginstat is the first and only selective small molecule inhibitor of gingipain activity being investigated in clinical trials for the treatment of neurodegenerative disease. Atuzaginstat is designed to target an upstream driver of multiple pathological pathways, including amyloid beta production, inflammation and neurodegeneration, in contrast to mechanisms of action targeting downstream effects, such as amyloid plaques and tau tangles, which have been largely unsuccessful in clinical trials to date. Accordingly, we believe atuzaginstat could represent a disease-modifying therapy for the chronic treatment of neurodegenerative disease.

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

The Phase 2 REPAIR study is a substudy of 233 patients in the GAIN trial. REPAIR is expected to report in Q4 2021 and is examining the potential efficacy of atuzaginstat in periodontal disease.

COR588 is a second generation brain penetrant lysine gingipain inhibitor which has completed IND enabling studies. We expect to begin Phase 1 studies utilizing COR588 in Q3 2021. We presently expect to study COR588 in periodontal disease with potential utilization in additional indications.

Parkinson's Disease

Parkinson’s disease affects more than 1 million people in the United States and 10 million worldwide. Currently approved treatments are limited to primarily managing symptoms. Based upon published literature and our research to date, our start-up activities continue for a placebo controlled multicenter Phase 2 study in Parkinson’s disease called the PEAK (Gingipain inhibitor for treatment of PArKinson’s’ disease) Trial.

Coronavirus

A 3CLpro inhibitor, COR803, has been selected as lead compound for treatment of coronavirus infections, including COVID-19 disease, caused by SARS-CoV-2 infection. COR803 is a novel patent-pending small molecule 3CLpro inhibitor discovered and developed by us based on our expertise in cysteine protease inhibition. 3CLpro, or Mpro, is a validated antiviral drug target shown to be essential in viral replication of SARS-CoV-2. COR803 has beneficial properties over other COVID-19 therapeutics and 3CLpro inhibitors in development including; covalent irreversible binding of the viral 3CLpro enzyme; high potency of antiviral EC90 of 30 nM in human lung cell viral replication assays; highly selective for 3CLpro versus other cellular proteases including Cathepsin L; and excellent systemic exposure utilizing intranasal or subcutaneous administration, allowing for clinical use in multiple settings such as outpatient and inpatient.

Pipeline

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

Partial Clinical Hold

On February 12, 2021, we received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat (COR388) impacting the open-label extension (OLE) phase of our ongoing Phase 2/3 study, the GAIN Trial. Under the hold, no new participants were enrolled in the OLE and currently enrolled OLE participants were discontinued. Participants in the fully enrolled (N=643) double-blind, placebo-controlled randomized phase of the GAIN Trial continued to receive study drug at their assigned dose. The partial clinical hold was initiated following the review of hepatic adverse events in the GAIN trial by the FDA. These events have been reversible and without any known long-term adverse effects for the participants. We will continue to collaborate with the FDA on the overall development program for atuzaginstat.

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

To date, our employees, vendors and clinical trial sites have been able to advance our GAIN clinical trial and complete enrollment. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines for the GAIN trial. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees have been working primarily from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We have implemented plans to enable all employees to voluntarily return to work in our offices and lab facility which include safety protocols, such as face coverings, social distancing, frequent cleaning, and COVID-19 testing. Employee have been gradually returning to the office on a voluntary basis since June 2020. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our offices and lab facility, we may have to resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or public authority mandates. We are not currently experiencing any significant supply chain disruptions and have drug supply for the full GAIN Trial on hand. We have diversified our vendor relationships geographically for both starting materials and manufacturing.  However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. We have taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. To potentially mitigate some of the risks of COVID-19 and based on interest and the ability to maintain milestone timelines, we enrolled an additional 73 subjects in the GAIN trial. Despite these efforts, the COVID-19 pandemic could impact timelines, subject follow up visits and study completion. We will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, our product candidates.

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

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of June 30, 2021, we had an accumulated deficit of $191.5 million. We incurred a net loss of $21.8 million and $44.8 million in the three and six months ended June 30, 2021. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through June 30, 2021, we received net proceeds of approximately $294.9 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock. This includes net proceeds of approximately $117.6 million from the issuance and sale of common stock in a private placement to certain accredited investors received in February 2020.

As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and short-term investments of $130.0 million and $133.8 million, respectively. The balances exclude long-term investments of $23.5 million and $50.5 million as of those same periods. Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

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

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgements and Use Estimates” in our 2020 Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•
Research and Development Expenses;
•
Stock-Based Compensation Expense; and
•
Income Taxes

There have been no material changes in our critical accounting policies during the six months ended June 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our research programs. These expenses include payroll and personnel expenses, including stock-based compensation, for our research and product development employees, laboratory supplies, product licenses, consulting costs, contract research, regulatory, quality assurance, preclinical and clinical expenses, allocated rent, facilities costs and depreciation. We expense both internal and external research and development costs as they are incurred. Non-refundable advance payments and deposits for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as an expense as the related services are performed.

To date, our research and development expenses have supported the advancement of atuzaginstat and our other drug candidates in preclinical development. We expect that at least for the foreseeable future, a substantial majority of our research and development expense will support the clinical and regulatory development of our lead candidate atuzaginstat.

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

In addition, the probability of success for each product candidate will depend on numerous factors, including safety, efficacy, competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

The following sets forth our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$14,719	$14,086	$633	4.5%
General and administrative	7,064	4,185	2,879	68.8%
Loss from operations	(21,783)	(18,271)	(3,512)	19.2%
Interest income	160	659	(499)	(75.7)%
Other expense, net	(131)	—	(131)	100.0%
Net loss	$(21,754)	$(17,612)	$(4,011)	22.8%

Research and Development Expenses (in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Direct research and development expenses:
Atuzaginstat	$6,732	$9,797	$(3,065)	(31.3)%
COR588	1,195	231	964	417.3%
Other direct research costs	910	591	319	54.0%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	5,277	3,176	2,101	66.2%
Facilities and other research and development expenses	605	291	314	107.9%
Total research and development expenses	$14,719	$14,086	$633	4.5%

Research and development expenses were $14.7 million for the three months ended June 30, 2021, compared to $14.1 million for the three months ended June 30, 2020, an increase of $0.6 million.

The costs for atuzaginstat, currently in our GAIN Phase 2/3 clinical trial, decreased $3.1 million from the prior year due to decreases of $0.7 million in drug manufacturing costs and $2.4 million in clinical trial costs. The GAIN trial is expected to conclude in the fourth quarter 2021 and we anticipate continued overall expenses to decrease as patients complete the trial protocols and the final top-line data read out occurs.

In the quarter ended June 30, 2021, we continued our IND enabling studies for a new compound COR588. COR588 is a unique small molecule lysine gingipain inhibitor with likely once daily oral dosing that we intend to position in periodontal disease and other new indications. We incurred $1.2 million in costs for the quarter ended June 30, 2021 for these initial IND enabling studies and expect increased costs for this compound as it moves to a Phase 1 clinical study anticipated to begin in the third quarter 2021.

Other direct research costs increased $0.3 million and is related primarily to pipeline development and preclinical work in the quarter ended June 30, 2021 from the year ago period.

We also incurred increases of $2.1 million in personnel related expenses due to a $0.8 million increase in personnel related expenses for increased headcount and a $1.3 million increase in allocated stock-based compensation costs.

Facilities and other research and development expenses increased $0.3 million from the three months ended June 30, 2020 to $0.6 million due to regulatory and quality assurance consulting.

General and Administrative Expenses

General and administrative expenses increased from $2.9 million to $7.1 million for the three months ended June 30, 2021 and from $4.2 million for the three months ended June 30, 2020. The increase in general and administrative expenses of $2.3 million was due to increases in our employee headcount which was comprised of compensation and benefits costs of $0.3 million and $2.0 million in allocated stock-based compensation expense, $0.3 million in consulting and $0.2 million insurance expense and $0.1 million in other general and administrative expenses.

Interest Income

Interest income was $0.2 million for the three months ended June 30, 2021 compared to $0.7 million for the three months ended June 30, 2020. The decrease was a result of decreased average cash and investment balances and decreases in the overall yield of the investment portfolio.

We anticipate continued historic low overall yields from our investment portfolio in future quarters, specifically the credit securities markets.

Other Expense

Other expense increased by $0.1 million for the three months ended June 30, 2021 compared to $0 for the three months ended June 30, 2020. The increase was primarily due to unrealized losses resulting from changes in foreign exchange rates.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

The following sets forth our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$31,543	$28,467	$3,076	10.8%
General and administrative	13,553	7,662	5,891	76.9%
Loss from operations	(45,096)	(36,129)	(8,967)	24.8%
Interest income	387	1,341	(954)	(71.1)%
Other expense, net	(131)	—	(131)	100.0%
Net loss	$(44,840)	$(34,788)	$(9,921)	28.5%

Research and Development Expenses (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$	%
Direct research and development expenses:
Atuzaginstat	$15,105	$20,889	$(5,784)	(27.7)%
COR588	2,633	383	2,250	587.5%
Other direct research costs	1,785	1,175	610	51.9%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	10,984	5,313	5,671	106.7%
Facilities and other research and development expenses	1,036	707	329	46.5%
Total research and development expenses	$31,543	$28,467	$3,076	10.8%

Research and development expenses were $31.5 million for the six months ended June 30, 2021, compared to $28.5 million for the six months ended June 30, 2020, an increase of $3.0 million.

The costs for atuzaginstat development, currently in our GAIN Phase 2/3 clinical trial, decreased $5.8 million from the same period in the prior year due to decreases of $2.4 million in drug manufacturing costs and $3.4 million in clinical trial costs. The GAIN trial is expected to conclude in the fourth quarter 2021 and we anticipate continued overall expenses to decrease as patients complete the trial protocols and the final top-line data read out occurs.

For the six months ended June 30, 2021, we continued our IND enabling studies for a new compound COR588. COR588 is a unique small molecule lysine gingipain inhibitor with likely once daily oral dosing that we intend to position in periodontal disease and other new indications. We incurred $2.6 million in costs for the six months ended June 30, 2021 for these initial IND enabling studies and expect increased costs for this compound as it moves to a Phase 1 clinical study anticipated to begin in the third quarter 2021. Additionally, other direct research costs increased $0.6 million due primarily to pipeline development and preclinical research.

For the six months ended June 30, 2021, we also experienced a net increase of $5.7 million in personnel related expenses due to an increase in our employee headcount which was comprised of an increase in compensation and benefit costs of $1.7 million and $4.0 million in allocated stock-based compensation costs.

Facilities and other research and development expenses increased $0.3 million from the six months ended June 30, 2020 to $1.0 million due to regulatory and quality assurance consulting.

General and Administrative Expenses

General and administrative expenses increased approximately $5.9 million to $13.6 million for the six months ended June 30, 2021 from $7.7 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase of $5.3 million in personnel costs due to an increase in our employee headcount which was comprised of an increase in compensation and benefits costs of $0.8 million and $4.5 million in allocated stock-based compensation expense, $0.4 million in consulting expense and an increase of $0.2 million in insurance expense.

Interest Income

Interest income was $0.4 million for the six months ended June 30, 2021 compared to $1.3 million for the six months ended June 30, 2020. The decrease was a result of decreased average cash and investment balances and lower yield on those investments.

We anticipate continued historic low overall yields from our investment portfolio in future quarters, specifically the credit securities markets.

Other Expense

Other expense increased by $0.1 million for the six months ended June 30, 2021 compared to $0 for the six months ended June 30, 2020. The increase was primarily due to unrealized losses resulting from changes in foreign exchange rates.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $191.5 million. and we had cash, cash equivalents and investments of $153.5 million.

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

Our product candidate is still in clinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•
the progress, costs, trial design, results of and timing of our Phase 2/3 GAIN trial and other clinical trials of atuzaginstat, including our Phase 2 PEAK trial for Parkinson’s disease, our COR588 Phase 1 trial and for potential additional indications that we may pursue beyond Alzheimer’s and Parkinson’s disease;
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

Summary Statement of Cash Flows

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(31,172)	$(25,171)
Investing activities	37,267	(78,628)
Financing activities	1,113	118,741
Net increase in cash and cash equivalents	$7,208	$14,942

Operating Activities

Net cash used in operating activities was $31.2 million for the six months ended June 30, 2021. Cash used in operating activities was primarily due to our net loss of $44.8 million for the period, adjusted for $14.5 million of non-cash items, including $13.7 million in stock-based compensation and a net increase in accounts payable, accrued expenses and other current liabilities of $1.1 million offset by increases in our current assets of $2.0 million.

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

Investing Activities

Cash provided by investing activities was $37.3 million in the six months ended June 30, 2021, primarily related to the purchase of investments of $25.2 million, maturities of investments of $62.6 million and the purchase of equipment of $0.1 million.

Cash used by investing activities was $78.6 million for the six months ended June 30, 2020, primarily related to the purchase of available for sale investment securities with the proceeds from the private placement transaction which closed in February 2020.

Financing Activities

Cash provided by financing activities was $1.1 million in the six months ended June 30, 2021, which consisted of net proceeds from the exercise of stock options during the period.

Cash provided by financing activities was $118.7 million for the six months ended June 30, 2020, which consisted primarily of net proceeds from the private placement transaction and the proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and other commitments as of June 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $8.4 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of June 30, 2021. We have approximately $10.5 million in cancellable future commitments based on existing contracts as of June 30, 2021.

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

We had cash, cash equivalents, and marketable securities of $153.5 million as of June 30, 2021, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Foreign Currency Exchange Rate Risk

We intend to conduct clinical trials in Australia, and may in the future conduct clinical trials in other countries outside the United States.  Fluctuations in exchange rates between the U.S. dollar and such foreign currencies could result in increased operating expenses and otherwise have a material effect on our results of operations and financial condition. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. To the extent that the percentage of our non-U.S. dollar expense increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020 or the six months ended June 30, 2021.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three and six months ended June 30, 2021.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, and the Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.*

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2020, 2019 and 2018, our net losses were $76.8 million, $37.0 million and $12.5 million, respectively. We had an accumulated deficit of $191.5 million as of June 30, 2021.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of June 30, 2021, we had $153.5 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

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

For example, enrollment in our clinical trials may be delayed or impeded as a result of the COVID-19 pandemic due to prioritization of healthcare resources toward the pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required) If the patients involved with our clinical trials contract COVID-19, we may have more adverse events and deaths in our clinical trials as a result. We have taken and continue to take proactive measures to maintain the integrity of our ongoing clinical trial. For example, to potentially mitigate some of the risks of the COVID-19 pandemic and based on interest and the ability to maintain milestone timelines, we enrolled 73 additional subjects in the GAIN trial. However, these measures may not be successful, and the occurrence of any of these events could delay or impede our ability to release clinical results, delay or impact our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, and could adversely impact our product candidate testing, development and timelines.

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

We and any of our potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we violate HIPAA.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (ii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iii) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (iv) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (v) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (viii) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved. In addition to the Affordable Care Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent presidential executive orders, Congressional inquiries, and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the Covid-19 pandemic, unless additional Congressional action is taken. New laws may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our drug candidates and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which ended the use of the statutory formula for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS.  In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, the full impact of  the introduction of the Medicare quality payment program on overall physician reimbursement remains unclear.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drug candidates, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap for single source and innovator multiple source drugs, beginning January 1, 2024. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, since 2016, Vermont requires certain manufacturers identified by the state to justify their price increases. Similar prescription drug price transparency laws have been enacted in Oregon and California, and more are pending in several other states.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, EMA or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but make their determinations independently and may impose additional restrictions. Our inability to promptly obtain and maintain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drug candidates, and our overall financial condition. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Our operations are subject to various federal and state fraud and abuse laws. The laws that may impact our operations include:

•
federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•
federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•
HIPAA, which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•
HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•
the federal Physician Payment Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require the registration of sales representatives; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities, including compensating physicians with stock or stock options, could, despite our efforts to comply, be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our drug candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

We have applied, and we intend to continue applying, for patents covering aspects of our drug candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of June 30, 2021, we were the owner of record of six issued U.S. patents, 35 non-U.S. patents, and 53 pending U.S. and non-U.S. patent applications (collectively, “the Cortexyme patent portfolio”).

Four issued U.S. patents and 34 issued non-U.S. patents in the Cortexyme patent portfolio relate to atuzaginstat, with claims directed to atuzaginstat and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications in the Cortexyme patent portfolio relate to atuzaginstat and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, methods of using these compounds in the treatment of various indications, and methods of making these compounds.

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

General Risk Factors

Insiders have substantial control over us and will be able to influence corporate matters.*

As of June 30, 2021, our directors and executive officers and our affiliates beneficially owned, in the aggregate, approximately 16% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Under Sections 382 and 383 of the Internal Revenue Code, limitations on a corporation’s ability to use its NOLs and tax credit carryforwards apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOL carryforwards and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

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

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Casey C. Lynch, dated as of May 19, 2021				X
10.2	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Caryn McDowell, dated as of May 18, 2021				X
10.3	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Christopher Lowe, dated as of May 18, 2021				X
10.4	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Leslie Holsinger, dated as of May 18, 2021				X
10.5	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Michael Detke, dated as of May 21, 2021				X
10.6	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Stephen S. Dominy, M.D., dated as of May 19, 2021				X
10.7	Third Amendment to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated July 15, 2021				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

Cortexyme, Inc.

Date: August 6, 2021	By:	/s/ Casey C. Lynch
Casey C. Lynch
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Christopher Lowe
Christopher Lowe
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)