Form 10-Q
period 2021-09-30
Cortexyme, Inc.
filed 2021-10-29
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 25, 2021, the registrant had 29,877,608 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020 (1)
ASSETS
Current assets:
Cash and cash equivalents	$62,207	$66,841
Short term investments	52,205	66,979
Prepaid expenses and other current assets	5,015	4,042
Total current assets	119,427	137,862
Property and equipment, net	303	427
Operating lease right-of-use assets, net	1,352	674
Long term investments	26,141	50,464
Other assets	193	39
Total assets	$147,416	$189,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,880	$3,555
Accrued expenses and other current liabilities	11,274	13,441
Total current liabilities	14,154	16,996
Long-term operating lease liabilities	610	208
Total liabilities	14,764	17,204
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,867,263 and 29,543,222 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	30	29
Additional paid in capital	345,751	318,574
Accumulated other comprehensive income	71	313
Accumulated deficit	(213,200)	(146,654)
Total stockholders’ equity	132,652	172,262
Total liabilities and stockholders’ equity	$147,416	$189,466

(1) The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,038	$16,983	$45,582	$45,450
General and administrative	7,639	4,929	21,192	12,591
Total operating expenses	21,677	21,912	66,774	58,041
Loss from operations	(21,677)	(21,912)	(66,774)	(58,041)
Interest income	128	406	515	1,747
Other expense, net	(157)	—	(287)	—
Net loss	(21,706)	(21,506)	(66,546)	(56,294)
Other comprehensive income (loss):
Foreign currency translation adjustments	18	—	18	—
Unrealized gain (loss) on available for sales securities	(64)	(198)	(260)	453
Total comprehensive loss	$(21,752)	$(21,704)	$(66,788)	$(55,841)
Net loss per share - basic and diluted	$(0.73)	$(0.73)	$(2.25)	$(1.94)
Weighted average shares of common stock outstanding - basic and diluted	29,767,376	29,488,739	29,637,328	29,066,006

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended September 30, 2021 and 2020
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance June 30, 2021	29,655,786	$30	$333,427	$117	$(191,494)	$142,080
Exercise of stock options	211,477	—	4,706	—	—	4,706
Stock based compensation	—	—	7,618	—	—	7,618
Other comprehensive loss	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(21,706)	(21,706)
Balance September 30, 2021	29,867,263	$30	$345,751	$71	$(213,200)	$132,652

Balance June 30, 2020	29,486,269	$29	$309,320	$711	$(104,593)	$205,467
Exercise of stock options	7,980	—	90	—	—	90
Stock based compensation	—	—	4,158	—	—	4,158
Other comprehensive loss	—	—	—	(198)	—	(198)
Net loss	—	—	—	—	(21,506)	(21,506)
Balance September 30, 2020	29,494,249	$29	$313,568	$513	$(126,099)	$188,011

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the nine months ended September 30, 2021 and 2020
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2021	29,543,222	$29	$318,574	$313	$(146,654)	$172,262
Exercise of stock options	324,041	1	5,817	—	—	5,818
Stock based compensation	—	—	21,360	—	—	21,360
Other comprehensive loss	—	—	—	(242)	—	(242)
Net loss	—	—	—	—	(66,546)	(66,546)
Balance September 30, 2021	29,867,263	$30	$345,751	$71	$(213,200)	$132,652

Balance January 1, 2020	26,869,413	$27	$185,196	$60	$(69,805)	$115,478
Issuance of common stock in connection with private placement, net of issuance costs of $7,372	2,500,000	2	117,626	—	—	117,628
Exercise of stock options	124,836	—	1,235	—	—	1,235
Stock based compensation	—	—	9,511	—	—	9,511
Other comprehensive income	—	—	—	453	—	453
Net loss	—	—	—	—	(56,294)	(56,294)
Balance September 30, 2020	29,494,249	$29	$313,568	$513	$(126,099)	$188,011

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net Loss	$(66,546)	$(56,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	199	275
Stock based compensation	21,360	9,511
Depreciation and amortization	260	247
Amortization of premium on available for sale investments	679	429
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(973)	1,044
Other assets	(154)	8
Accounts payable	(675)	1,234
Accrued expenses and other current liabilities	(2,664)	6,004
Net cash used in operating activities	(48,514)	(37,542)
Cash flow from investing activities:
Purchase of investments	(35,778)	(183,356)
Proceeds from maturities of investments	73,947	115,141
Purchase of property and equipment	(136)	(42)
Net cash provided by / (used in) investing activities	38,033	(68,257)
Cash flows from financing activities:
Payments of finance leases	—	(32)
Proceeds from issuance of common stock upon exercise of stock options	5,818	1,235
Proceeds from private placement offering, net of issuance costs	—	117,628
Net cash provided by financing activities	5,818	118,831
Effect of exchange rate changes on cash	29	—
Net increase / (decrease) in cash and cash equivalents	(4,634)	13,032
Cash and cash equivalents at beginning of period	66,841	51,214
Cash and cash equivalents at end of period	$62,207	$64,246

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,254	$620

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2021, the Company had an accumulated deficit of $213.2 million. Since inception through September 30, 2021, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds from the PIPE Financing. As of September 30, 2021, the Company had cash, cash equivalents, and short-term investments of $114.4 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements. The Company also has long-term investments of $26.1 million.

Management expects to incur additional losses in the future to fund its operations and conduct product research and development and may need to raise additional capital to fully implement its business plan. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, our ability to raise additional capital may be more difficult in light of the top-line results from our Phase 2/3 GAIN Trial. If such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates.

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

The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the SEC on March 1, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Financial Instruments—Credit Losses: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which established that a one-time determination of the effective date for ASU 2016-13 would be based on the Company’s SEC reporting status as of November 15, 2019. The Company was a “smaller reporting company” as defined by Item 10 of Regulation S-K, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2021 and December 31, 2020 are presented in the following tables (in thousands):

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$36,600	$36,600	$—	$—
Certificates of Deposit	13,516	—	13,516	—
Repurchase Agreements	16,500	—	16,500	—
Corporate notes	58,743	—	58,743	—
Government and agency notes	4,215	—	4,215	—
Municipal notes	2,622	—	2,622	—
Total	$132,196	$36,600	$95,596	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$15,661	$15,661	$—	$—
Certificates of Deposit	30,765	—	30,765	—
Repurchase Agreements	15,000	—	15,000	—
Corporate notes	75,426	—	75,426	—
Government and agency notes	8,296	—	8,296	—
Municipal notes	3,446	—	3,446	—
Total	$148,594	$15,661	$132,933	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,600	$—	$—	$36,600
Certificates of Deposit	13,487	35	(6)	13,516
Repurchase Agreements	16,500	—	—	16,500
Corporate notes	58,724	38	(19)	58,743
Government and agency notes	4,212	5	(2)	4,215
Municipal notes	2,621	1	—	2,622
Total cash equivalents and investments	$132,144	$79	$(27)	$132,196

Classified as:
Cash equivalents (maturities within 90 days)				$53,850
Short-term investments (maturities within one year)				52,205
Long-term investments (maturities beyond 1 year)				26,141
Total cash equivalents and investments				$132,196

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,661	$—	$—	$15,661
Certificates of Deposit	30,603	162	—	30,765
Repurchase Agreements	15,000	—	—	15,000
Corporate notes	75,298	183	(55)	75,426
Government and agency notes	8,274	22	—	8,296
Municipal notes	3,445	1	—	3,446
Total cash equivalents and investments	$148,281	$368	$(55)	$148,594

Classified as:
Cash equivalents (maturities within 90 days)				$31,151
Short-term investments (maturities within one year)				66,979
Long-term investments (maturities beyond 1 year)				50,464
Total cash equivalents and investments				$148,594

As of September 30, 2021, the remaining contractual maturities of available-for-sale securities was approximately 10 months. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2021. Management evaluates securities for other-than-temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under FASB Accounting Standards Codification (ASC) Topic 320, Accounting for Certain Investments in Debt and Equity Securities. OTTI under the ASC Topic 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. The Company believes it had no other-than-temporary impairments on these securities as of September 30, 2021.

The investments are classified as available-for-sale securities. At September 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive income was comprised primarily of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and nine months ended September 30, 2021 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$8,357	$35,690
Money market funds	36,600	15,661
Repurchase agreements	16,500	15,000
Certificates of deposit	750	490
Total cash and cash equivalents	$62,207	$66,841

Short-term investments:
Certificates of deposit	$8,575	$23,387
Municipal notes	1,583	2,365
Corporate notes	37,832	34,991
Government and agency notes	4,215	6,236
Total short-term investments	$52,205	$66,979

Long-term investments
Corporate notes	$20,911	$40,435
Certificates of deposit	4,191	6,888
Municipal notes	1,039	1,081
Government and agency notes	—	2,060
Total long-term investments	$26,141	$50,464

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid expenses	$472	$274
Prepaid insurance	1,965	964
Prepaid research and development expenses	2,083	2,110
Other current assets	495	694
Total prepaid expenses and other current assets	$5,015	$4,042

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment	$52	$33
Lab equipment	503	405
Finance lease right of use assets	557	557
Leasehold improvement	40	21
Office furniture	26	26
Less: accumulated amortization and depreciation	(875)	(615)
Property and equipment, net	$303	$427

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Personnel expenses	$2,793	$2,415
Professional fees	401	141
Research and development expenses	7,251	10,603
Other	829	282
Total accrued expenses and other current liabilities	$11,274	$13,441

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

In May 2019, the Company entered into an amendment to the lease agreement to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company paid a one-time fee of approximately $63,000 for the additional space and the lease agreement was set to terminate in July 2021. No other payments were due under the lease agreement and no renewal option is available. As the entire lease was prepaid, there was no associated lease liability.

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

In May 2021, the Company entered into a third amendment to the lease agreement to extend the term of its existing facility space to July 15, 2022 under the same terms as its existing facility lease except the terms of payment. The lease amendment provides for one-year extension period under the same terms. The Company paid a security deposit of $105,000, which is included in Other Assets on the September 30, 2021 condensed consolidated balance sheets. As a result of this amendment, the Company recognized an additional right-of-use asset and corresponding lease liability of $1.2 million. In the same agreement, the Company also agreed to rent additional space effective July 16, 2021 for a period of 12 months. The lease amendment provides for one-year extension period and is included in the lease term as it is reasonably certain that the Company will exercise the option. The Company recognized an additional right of use asset and corresponding lease liability of $44,000 in July 2021. Total payments under the third amendment to the lease including the additional space will be $1.3 million.

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California. The lease agreement is for three years, which commenced August 1, 2020. Total payments under the lease will be $337,000. The Company paid a security deposit of $29,000 and is included in Other Assets on the September 30, 2021 condensed consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease asset of $326,000, which consists of an operating lease liability of $317,000 and cash rent prepayment of $9,000.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of September 30, 2021, total future rent expense from all real estate operating leases of $1.3 million will be recognized over the remaining terms of 22 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. The remaining lease expense of $6,000 will be recognized over the remaining lease term of approximately 2 months.

Clinical Equipment Financing Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreements and determined that they contain embedded finance leases. The Company recognizes the depreciation expense in research and development expenses in the condensed consolidated statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term ranging from 20 to 34 months. Depreciation expense of the financing lease right of use asset for the nine months ended September 30, 2021 and 2020 was $170,000 and $173,000, respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	September 30, 2021	December 31, 2020
Operating lease right of use asset, net	$1,352	$674
Short-term operating lease liability	737	238
Long-term operating lease liability	610	208
	$1,347	$446

Finance lease right of use asset	557	557
Finance lease accumulated amortization	(507)	(337)
Total finance lease right of use asset, net	$50	$220

Weighted average remaining lease term
Operating leases	1.8 years	1.6 years
Finance leases	0.2 years	0.9 years

Weighted average discount rate
Operating leases	1.88%	2.10%
Finance leases	—%	—%

Year ended December 31,	Operating Lease
2021 (excluding the nine months ended September 30, 2021)	192
2022	756
2023	423
Total lease payments	1,371
Less: imputed interest	(24)
Total remaining lease liability	1,347

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

As of September 30, 2021, the Company had 899,925 shares available for future issuance under the 2019 Plan.

Stock Options

Activity for service-based stock options under the 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2020	4,790,327	$25.47	8.69	$49,723
Options granted	675,116	62.01
Options exercised	(324,041)	17.95
Options cancelled / forfeited	(123,960)	47.09
Balance at September 30, 2021	5,017,442	$30.34	8.17	$307,681
Options vested and expected to vest as of September 30, 2021	5,017,442	30.34	8.17	307,681
Options exercisable as of September 30, 2021	2,144,364	$17.42	7.36	$159,205

For the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $6,685,000 and $18,580,000, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements. As of September 30, 2021, total unamortized employee stock-based compensation was $80.4 million, which is expected to be recognized over the remaining estimated vesting period of 3.01 years.

Performance Stock Options (“PSOs”)

The following table summarizes activity under the Company’s PSOs from the 2019 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Balance at December 31, 2020	675,000	$29.60	9.94
Balance at September 30, 2021	675,000	29.60	9.19
Outstanding	675,000	$29.60	9.19
Vested	—	—	—

For the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $933,000 and $2,780,000, respectively, related to these PSOs. As of September 30, 2021, total unamortized stock-based compensation related to PSOs was $7.1 million, which is expected to be recognized over the remaining estimated vesting period of 2.04 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative expense	$3,770	$2,261	$10,878	$4,915
Research and development expense	3,848	1,897	10,482	4,596
Total stock-based compensation	$7,618	$4,158	$21,360	$9,511

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

In the first quarter of 2021, the Company entered into two agreements with LifeSci Advisors, LLC for non-capital advisory consulting services. The Company’s Chief Operating Officer and Chief Financial Officer, Christopher Lowe, has an investment in a sister entity to LifeSci Advisors, LLC whose business is unrelated to the services being offered by LifeSci Advisors, LLC to the Company. For the nine months ended September 30, 2021, the Company has incurred total expenses of $541,000 related to these agreements.

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

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2021	2020
Stock options issued and outstanding	5,017,442	3,768,925
Performance stock options	675,000	—
Total	5,692,442	3,768,925

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

Overview

We are a clinical stage biopharmaceutical company with a growing pipeline of therapeutics in Alzheimer's disease and other degenerative diseases. Our approach is based on the seminal discovery of the presence of Porphyromonas gingivalis (“P. gingivalis”), and its secreted toxic virulence factor proteases, called gingipains, in the brains of greater than 90% of Alzheimer’s patients. Additionally, we and other researchers have observed that P. gingivalis infection causes Alzheimer’s and Parkinson’s pathology in animal models, and these effects have been successfully treated with a gingipain inhibitor in preclinical studies. Our proprietary lead drug candidate, atuzaginstat (COR388), is an orally administered, brain-penetrating small molecule gingipain protease inhibitor.

Alzheimer's Disease

On October 26, 2021, we announced top-line results from our global Phase 2/3 clinical trial of atuzaginstat, called the GAIN (GingipAIN Inhibitor for Treatment of Alzheimer’s Disease) trial, in mild to moderate Alzheimer’s patients. The 643-participant study did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. The study did show a dose response for a pre-specified subgroup of participants with P. gingivalis DNA detectable in saliva at baseline (n=242), with a 57% slowing of cognitive decline as measured by ADAS-Cog11 in the 80 mg BID arm (p=0.02) and a 42% slowing in the 40 mg BID arm (p=0.07) vs. placebo. Significant benefits in this subgroup were not seen on the other co-primary, ADCS-ADL. The study also indicated that most adverse events were mild to moderate in severity. The most common were gastrointestinal, such as diarrhea in up to 16% and nausea in 6% of participants treated with atuzaginstat vs. 3% and 2% of placebo participants, respectively. Atuzaginstat was associated with dose-related liver enzyme elevations >3X the upper limit of normal: 2% on placebo, 7% on 40 mg BID, and 15% on 80 mg BID. These elevations alone were not clinically significant, and virtually all participants were asymptomatic. Two participants in the 80 mg BID arm had concomitant bilirubin elevations without alternative explanation. Lab changes resolved while participants remained on drug or after withdrawal without any known long-term adverse effects.

We are actively engaging with regulators, the medical community, patient advocacy groups, and other key stakeholders to advance development of atuzaginstat and the second-generation lysine-gingipain inhibitor COR588, which is differentiated by novel compound properties and once daily administration. We are reviewing plans for the further development of atuzaginstat and expect to have additional information in the coming quarters.

Alzheimer’s disease represents one of the most significant unmet medical needs of our time and prior to the approval of Aduhelm on June 7, 2021, there were no marketed treatments that address the underlying cause of the disease. The disease afflicts an estimated 5.7 million people in the United States and more than 30 million people worldwide and is expected to grow to 14.0 million people in the United States by 2050. The direct costs of caring for individuals with Alzheimer’s disease and other dementias in the United States were estimated to total $300 billion in 2020 and are projected to increase to $1.1 trillion by 2050, according to the Alzheimer’s Association. Historical challenges in developing effective therapeutics for this disease include a poor understanding of disease causation and animal models that do not translate to efficacy in humans. We believe our novel approach can overcome these challenges by targeting an upstream cause of neuroinflammation and neurodegeneration. Our drug candidate has demonstrated proof of concept in a new physiological animal model that we believe is representative of human Alzheimer’s disease pathology.

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

Periodontal Disease

The GAIN Trial sub-study in periodontal disease demonstrated a trend to benefit on the primary clinical endpoint of pocket depth in the same pre-specified sub-group with P. gingivalis DNA detectable in saliva. Further results will inform the next stage of development in periodontitis and will be presented at a future scientific conference.

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

COR588 is a second generation brain penetrant lysine gingipain inhibitor which has completed IND enabling studies. We began Phase 1 studies utilizing COR588 in September 2021. We presently expect to study COR588 in periodontal disease with potential utilization in additional indications.

Parkinson's Disease

Parkinson’s disease affects more than 1 million people in the United States and 10 million worldwide. Currently approved treatments are limited to primarily managing symptoms. Based upon published literature and our research to date, our start-up activities continue for a placebo controlled multicenter Phase 2 study in Parkinson’s disease called the PEAK (Gingipain inhibitor for treatment of PArKinson’s’ disease) Trial. In light of the GAIN Trial results, we are incorporating our experience in the GAIN Trial into the potential study design for PEAK.

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

Partial Clinical Hold

On February 12, 2021, we received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat (COR388) impacting the open-label extension (OLE) phase of the GAIN Trial. Under the hold, no new participants were enrolled in the OLE and currently enrolled OLE participants were discontinued. Participants in the fully enrolled (N=643) double-blind, placebo-controlled randomized phase of the GAIN Trial continued to receive study drug at their assigned dose. The partial clinical hold was initiated following the review of hepatic adverse events in the GAIN trial by the FDA. These events have been reversible and without any known long-term adverse effects for the participants. We plan to review the GAIN Trial results with the FDA and other regulators as part of a discussion of the overall development program for atuzaginstat.

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

To date, our employees, vendors and clinical trial sites have been able to advance our GAIN clinical trial and complete enrollment. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines for the GAIN trial. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees have been working primarily from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We have implemented plans to enable all employees to voluntarily return to work in our offices and lab facility which include safety protocols, such as face coverings, social distancing, frequent cleaning, and COVID-19 testing. Employee have been gradually returning to the office on a voluntary basis since June 2021. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our offices and lab facility, we may have to resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or public authority mandates. We are not currently experiencing any significant supply chain disruptions due to COVID-19. We have diversified our vendor relationships geographically for both starting materials and manufacturing. However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. We have taken and continues to take proactive measures to maintain the integrity of its ongoing clinical trial. To potentially mitigate some of the risks of COVID-19 and based on interest and the ability to maintain milestone timelines, we enrolled an additional 73 subjects in the GAIN trial. Despite these efforts, the COVID-19 pandemic could impact timelines, subject follow up visits and study completion. We will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, our product candidates.

Financial Overview

Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase

1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat and increasing investment in new indications for atuzaginstat and clinical trials for COR588.

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of September 30, 2021, we had an accumulated deficit of $213.2 million. We incurred a net loss of $21.7 million and $66.5 million in the three and nine months ended September 30, 2021. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through September 30, 2021, we received net proceeds of approximately $294.9 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock. This includes net proceeds of approximately $117.6 million from the issuance and sale of common stock in a private placement to certain accredited investors received in February 2020.

As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and short-term investments of $114.4 million and $133.8 million, respectively. The balances exclude long-term investments of $26.1 million and $50.5 million as of those same periods. Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

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

•
Research and Development Expenses;
•
Stock-Based Compensation Expense; and
•
Income Taxes

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2021, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report.

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

Because our product candidates are still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

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

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

The following sets forth our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$14,038	$16,983	$(2,945)	(17.3)%
General and administrative	7,639	4,929	2,710	55.0%
Loss from operations	(21,677)	(21,912)	235	(1.1)%
Interest income	128	406	(278)	(68.5)%
Other expense, net	(157)	—	(157)	100.0%
Net loss	$(21,706)	$(21,506)	(200)	0.9%

Research and Development Expenses (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Direct research and development expenses:
Atuzaginstat	$4,502	$11,985	$(7,483)	(62.4)%
COR588	1,662	526	1,136	216.0%
Other direct research costs	557	520	37	7.1%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	6,497	3,488	3,009	86.3%
Facilities and other research and development expenses	820	464	356	76.7%
Total research and development expenses	$14,038	$16,983	$(2,945)	(17.3)%

Research and development expenses were $14.0 million for the three months ended September 30, 2021, compared to $17.0 million for the three months ended September 30, 2020, a decrease of $3.0 million.

The costs for atuzaginstat, currently in our GAIN Phase 2/3 clinical trial, decreased $7.5 million from the prior year due to decreases of $1.7 million in drug manufacturing costs and $5.8 million in clinical trial costs as patients continue to conclude participation in the GAIN trial. The GAIN trial is expected to substantially conclude in the fourth quarter 2021 and we anticipate continued overall expenses to decrease as patients complete the trial protocols and the final top-line data read out occurs.

In the three months ended September 30, 2021, we initiated our clinical trial for our new compound COR588. COR588 is a unique small molecule lysine gingipain inhibitor with likely once daily oral dosing that we intend to position in periodontal disease and other new indications. We incurred $1.7 million in costs for the three months ended September 30, 2021 for Phase 1 clinical study costs compared to $0.5 million for the three months ended September 30, 2020. The variance of $1.1 million was caused by increases of $0.4 million in drug manufacturing costs, $0.6 million in clinical trial costs and $0.1 million for preclinical and IND enabling studies.

Other direct research costs remained flat against the same period a year ago and is related primarily to pipeline development and preclinical work in the three months ended September 30, 2021.

We incurred $6.5 million in personnel related expenses in the three months ended September 30, 2021 compared to $3.5 million in the same period for 2020. The increase of $3.0 million is due to a $1.1 million increase in personnel related expenses for increased headcount and a $1.9 million increase in allocated stock-based compensation costs.

Facilities and other research and development expenses increased $0.4 million from the three months ended September 30, 2020 to $0.8 million due to regulatory and quality assurance consulting.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the three months ended September 30, 2021 compared to $4.9 million for the three months ended September 30, 2020. The increase of $2.7 million was due to increases in our employee headcount, which was comprised of compensation and benefits costs of $0.3 million and $1.5 million in allocated stock-based compensation expense, $0.2 million in consulting expense, $0.4 million in investor relations expense, $0.2 million insurance expense and $0.1 million in other general and administrative expenses.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2021 compared to $0.4 million for the three months ended September 30, 2020. The decrease was a result of decreased average cash and investment balances and decreases in the overall yield of the investment portfolio.

We anticipate continued historic low overall yields from our investment portfolio in future quarters, specifically the credit securities markets.

Other Expense

Other expense increased by $0.2 million for the three months ended September 30, 2021 compared to $0 for the three months ended September 30, 2020. The increase was primarily due to unrealized losses resulting from changes in foreign exchange rates.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

The following sets forth our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$45,582	$45,450	$132	0.3%
General and administrative	21,192	12,591	8,601	68.3%
Loss from operations	(66,774)	(58,041)	(8,733)	15.0%
Interest income	515	1,747	(1,232)	(70.5)%
Other expense, net	(287)	—	(287)	100.0%
Net loss	$(66,546)	$(56,294)	$(10,252)	18.2%

Research and Development Expenses (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Direct research and development expenses:
Atuzaginstat	$19,607	$32,943	$(13,336)	(40.5)%
COR588	4,295	842	3,453	410.1%
Other direct research costs	2,404	1,772	632	35.7%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	17,481	8,801	8,680	98.6%
Facilities and other research and development expenses	1,795	1,092	703	64.4%
Total research and development expenses	$45,582	$45,450	$132	0.3%

Research and development expenses were $45.6 million for the nine months ended September 30, 2021, compared to $45.5 million for the nine months ended September 30, 2020, an increase of $0.1 million.

The costs for atuzaginstat development, currently in our GAIN Phase 2/3 clinical trial, decreased $13.3 million from the same period in the prior year due to decreases of $4.3 million in drug manufacturing costs and $9.0 million in clinical trial costs. The GAIN trial is expected to substantially conclude in the fourth quarter 2021 and we anticipate continued overall expenses to decrease as patients complete the trial protocols and the final top-line data read out occurs.

For the nine months ended September 30, 2021, we initiated our clinical trial for our new compound COR588. COR588 is a unique small molecule lysine gingipain inhibitor with likely once daily oral dosing that we intend to position in periodontal disease and other new indications. We incurred $4.3 million in costs for the nine months ended September 30, 2021, an increase of $3.5 million from the same period in the prior year. This increase was primarily due to $1.4 million in drug manufacturing costs, $0.8 million in clinical trial costs and $1.3 million for preclinical and IND enabling studies. We expect increased costs for this compound as it moves through the Phase 1 clinical study which began in September, 2021. Additionally, other direct research costs increased $0.6 million primarily due to pipeline development and preclinical research.

For the nine months ended September 30, 2021, we experienced a net increase of $8.7 million in personnel related expenses due to an increase in our employee headcount which was comprised of an increase in compensation and benefit costs of $2.8 million and $5.9 million in allocated stock-based compensation costs.

Facilities and other research and development expenses increased $0.7 million from the nine months ended September 30, 2020 to $1.8 million due to increased regulatory and quality assurance consulting.

General and Administrative Expenses

General and administrative expenses increased $8.6 million to $21.2 million for the nine months ended September 30, 2021 from $12.6 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase of $7.1 million in personnel costs due to an increase in our employee headcount which was comprised of an increase in compensation and benefits costs of $1.1 million and $6.0 million in allocated stock-based compensation expense, $0.7 million in consulting expense, $0.4 million in investor relations expense and $0.4 million in insurance expense.

Interest Income

Interest income was $0.5 million for the nine months ended September 30, 2021 compared to $1.7 million for the nine months ended September 30, 2020. The decrease was a result of decreased average cash and investment balances and lower yield on those investments.

We anticipate continued historic low overall yields from our investment portfolio in future quarters, specifically the credit securities markets.

Other Expense

Other expense increased by $0.3 million for the nine months ended September 30, 2021 compared to $0 for the nine months ended September 30, 2020. The increase was primarily due to unrealized losses resulting from changes in foreign exchange rates.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $213.2 million. and we had cash, cash equivalents and investments of $140.6 million.

Based on our existing business plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least 2023. However, our operating plans may change and in any event we may need to raise substantial additional financing in the future to fund our operations.

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

Our product candidates are still in clinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Summary Statement of Cash Flows

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(48,514)	$(37,542)
Investing activities	38,033	(68,257)
Financing activities	5,818	118,831
Effect of exchange rate changes on cash	29	—
Net increase / (decrease) in cash and cash equivalents	$(4,634)	$13,032

Operating Activities

Net cash used in operating activities was $48.5 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily due to our net loss of $66.5 million for the period, adjusted for $22.5 million of non-cash items, including $21.4 million in stock-based compensation and a net decrease in accounts payable, accrued expenses and other current liabilities of $3.4 million and increases in our current assets of $1.1 million.

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

Investing Activities

Cash provided by investing activities was $38.0 million in the nine months ended September 30, 2021, primarily related to the purchase of investments of $35.8 million, maturities of investments of $73.9 million and the purchase of equipment of $0.1 million.

Cash used by investing activities was $68.3 million for the nine months ended September 30, 2020, primarily related to the purchase of available for sale investment securities of $183.4 million and maturities of $115.1 million.

Financing Activities

Cash provided by financing activities was $5.8 million in the nine months ended September 30, 2021, which consisted of net proceeds from the exercise of stock options during the period.

Cash provided by financing activities was $118.8 million for the nine months ended September 30, 2020, which consisted primarily of net proceeds from the private placement transaction and the proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and other non-cancelable commitments as of September 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and therefore, are cancellable contracts. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $7.7 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of September 30, 2021. We have approximately $34.0 million in cancellable future commitments based on existing contracts as of September 30, 2021.

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

We had cash, cash equivalents, and marketable securities of $140.6 million as of September 30, 2021, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Foreign Currency Exchange Rate Risk

We are conducting clinical trials and have vendors based in countries outside the United States and we anticipate that we will continue this practice in the future. To the extent such clinical trial expenses are not denominated, or vendors do not transact, in the U..S. dollar, fluctuations in exchange rates between the U.S. dollar and such foreign currencies could result in increased operating expenses and otherwise have a material effect on our results of operations and financial condition. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. To the extent that the percentage of our non-U.S. dollar expense increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2020 or the nine months ended September 30, 2021.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three and nine months ended September 30, 2021.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer, and the Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Some of these risks are:

•
We are a clinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the prospects for our future viability. We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.
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
•
We will require substantial additional funding to finance our operations, complete the development and commercialization of atuzaginstat and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.
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

Risks Relating Our Financial Position

We are a clinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the prospects for our future viability.

We are a clinical stage biopharmaceutical company with a limited operating history focused on developing therapeutics for degenerative diseases, including Alzheimer’s disease. We were incorporated in June 2012 and commenced material operations in June 2014. We have a very limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have recently initiated clinical trials for our lead drug candidate, atuzaginstat, and COR588 and have not initiated clinical trials for any of our other drug candidates. To date, we have reported top-line data in only one Phase 2/3 clinical trial and have not initiated any other late stage clinical trial, obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.*

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2020, 2019 and 2018, our net losses were $76.8 million, $37.0 million and $12.5 million, respectively. We had an accumulated deficit of $213.2 million as of September 30, 2021.

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

We may never succeed in developing a commercial drug. For example, our Phase 2/3 GAIN trial did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our drug candidates in clinical development could mean a significant change in the costs and timing associated with the development of these drug candidates. Even if we succeed in commercializing one or more drug candidates, we may never generate revenues that are significant or large enough to achieve profitability. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Because of these numerous risks and uncertainties, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate revenues or achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional drug candidates.

We will require substantial additional funding to finance our operations, complete the development and commercialization of atuzaginstat and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.*

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, atuzaginstat. Developing atuzaginstat and conducting clinical trials for the treatment of Alzheimer’s disease, early Parkinson’s disease and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for atuzaginstat or any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of September 30, 2021, we had $140.6 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

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
•
the willingness of the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, following review of our GAIN Trial results to approve the implementation of a protocol for further development of atuzaginstat for Alzheimer’s disease;
•
the willingness of the FDA and EMA to accept our PEAK trial results, as well as data from our completed and planned clinical and preclinical studies and other work as the basis for review and approval of atuzaginstat for Parkinson’s disease;
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

To date, we have invested substantially all of our efforts and financial resources in the research and development of atuzaginstat, which is currently our only drug candidate. Before seeking marketing approval from regulatory authorities for the sale of atuzaginstat, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug in humans. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that atuzaginstat will be successful in clinical trials. For example, our Phase 2/3 GAIN trial did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. In light of such results, we are actively engaging with regulators, the medical community, patient advocacy groups, and other key stakeholders to advance development of atuzaginstat but there is no guarantee that further efforts with regard to atuzaginstat will be successful, and our ability to apply, and obtain regulatory approval, for any of these indications is uncertain at this time. Further, atuzaginstat may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for atuzaginstat, we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend entirely on the successful development, regulatory approval and commercialization of atuzaginstat. The clinical and commercial success of atuzaginstat will depend on a number of factors, including the following:

•
the results from our Phase 2/3 GAIN trial, as well as other clinical trials of atuzaginstat, including our Phase 2 PEAK trial for Parkinson’s disease, and clinical trials for potential additional indications that we may pursue beyond Alzheimer’s and Parkinson’s diseases;
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

Our approach to the potential treatment of the underlying cause of Alzheimer’s and other neurodegenerative diseases is based on a novel therapeutic approach, which exposes us to unforeseen risks*

We have discovered and are developing a proprietary library of protease inhibitors from which we have selected our lead drug candidate, atuzaginstat, which is under development to treat Alzheimer’s disease and other degenerative diseases. Our approach is based on the discovery of P. gingivalis and its secreted virulence factor proteases, gingipains, and represents a new approach to disease modification in Alzheimer’s disease. There is no current academic or general consensus on the causation of Alzheimer’s disease or method of action or current drugs that purport to treat Alzheimer’s disease. Based on the results of our preclinical and clinical studies to date, we believe atuzaginstat is neuroprotective and with potential to prevent further neurodegeneration, reduce amyloid beta levels and reduce inflammation, when administered orally. However, these ideas and this approach are novel, and we currently have only limited data based on physiological mouse models of Alzheimer’s disease and our Phase 1 a/b clinical trials which enrolled 67 subjects, including nine patients with mild to moderate Alzheimer’s disease and our Phase 2/3 GAIN trial which enrolled 643 patient participants with mild to moderate Alzheimer’s disease. The results from the GAIN trial did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. We are not aware of any other brain-penetrating gingipain protease inhibitors being tested in humans. We may ultimately discover that atuzaginstat, or any of our other protease inhibitors, do not possess certain properties required for therapeutic effectiveness. We have no long-term evidence regarding the efficacy, safety and tolerability of atuzaginstat or other compounds in our proprietary library of protease inhibitors in humans. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

Clinical drug development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. We did not meet statistical significance on the co-primary endpoints in the GAIN Trial and any other drug candidate that we may advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval*

The research and development of drugs is extremely risky. Only a small percentage of drug candidates that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidate may not be further developed or have favorable results in later studies or trials. Clinical trial failure may result from a multitude of factors including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the pharmaceutical industry have suffered setbacks in the advancement of their drug candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding results in earlier preclinical studies or clinical trials. The Phase 1a and Phase 1b clinical trials for our lead drug candidate, atuzaginstat, included only nine Alzheimer’s patients and 58 healthy volunteers. Further, the results of our earlier stage clinical trials and our preclinical animal studies may not be predictive of the results of outcomes in later-stage clinical studies. For example, data from six Alzheimer’s patients treated with atuzaginstat in our Phase 1b clinical trial showed improvements across several exploratory cognitive tests. However, these improvements should be interpreted with caution because they were not all statistically significant. When evaluated in a larger patient population, atuzaginstat may not show similar improvements toward cognitive effects or may demonstrate different chemical and pharmacological properties in patients in unforeseen or harmful ways. Additionally, our Phase 2/3 GAIN trial, with 643 patient participants with mild to moderate Alzheimer’s disease, did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. Based upon negative or inconclusive results, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from preclinical trials and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit or prevent development efforts, clinical trials or marketing approval. Furthermore, as more competing drug candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

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

Adverse side effects or properties or other safety risks associated with atuzaginstat or any future drug candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any*

There may be side effects and adverse events associated with the use of atuzaginstat or any future drug candidates. atuzaginstat was well-tolerated with no concerning safety signals in our Phase 1a and Phase 1b clinical trials. While some subjects experienced minor changes in electrocardiograms, or ECGs, in particular transient increases in the QRS duration and PR interval, these changes were not clinically significant, which means they did not result in the need to consider changes to the treatment of the patient. Similar measurements were seen at higher doses in animal studies. There were no discernable trends in the QTcF interval in human or animal studies. Relative to placebo, there were no patterns in laboratory abnormalities or changes in ECGs, vital signs or the results of physical examinations observed during these trials that would be deemed practically relevant to the treatment of the patient with atuzaginstat. Results from our preclinical testing and early clinical trials do not ensure that later clinical trials will provide adequate data to demonstrate the safety of atuzaginstat.

Our clinical trials, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics as the clinical trials progress to longer exposures at varying dose levels and a larger number of patients. Side effects could include treatment-related adverse events not seen in our Phase 1a and Phase 1b clinical trials of atuzaginstat including hepatic adverse events. Undesirable side effects caused by, or unexpected or unacceptable characteristics associated with, atuzaginstat or any future drug candidates could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. For example, on February 12, 2021, we received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat impacting the OLE phase of the GAIN Trial. The partial clinical hold was initiated following the review of hepatic adverse events in the atuzaginstat trial by the FDA. Under the hold, we have stopped enrollment and dosing in the OLE phase of the GAIN Trial. Atuzaginstat was associated with dose-related liver enzyme elevations >3X the upper limit of normal: 2% on placebo, 7% on 40 mg BID, and 15% on 80 mg BID. These elevations alone were not clinically significant, and virtually all participants were asymptomatic. Two participants in the 80 mg BID arm had concomitant bilirubin elevations without alternative explanation.

As we test and assess the safety of atuzaginstat in our Phase 2/3 GAIN trial or other trials, or as the use of atuzaginstat becomes more widespread if it receives regulatory approval, we may identify additional adverse events that were not identified or not considered significant in our earlier trials. If such side effects become later known in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly. If we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:

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

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials*

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of drug candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. Our drug candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, our Phase 2/3 GAIN trial did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. Additionally, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in our preclinical tests, Phase 1 and Phase 2 clinical trials or our Phase 2/3 GAIN trial.

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

Clinical holds imposed by the FDA could prevent us from administering atuzaginstat at doses currently utilized or planned in additional studies.

Preclinical data for atuzaginstat showed toxicity at very high exposure levels in mice and, as a result, the FDA placed atuzaginstat on partial clinical hold to enforce an exposure cap on atuzaginstat dosages in humans at approximately 2.4 times the top dose of 80 mg BID in our Phase 2/3 GAIN trial. Although the FDA has permitted the continuation of clinical trials at the planned doses of atuzaginstat, if we determine that we need to increase the dosage of atuzaginstat in humans, the partial hold, or any future clinical holds placed by the FDA may have a negative impact on our ability to carry out our clinical studies, which could delay or prevent the commercialization of atuzaginstat and may harm our business and financial condition. In addition, the FDA placed a partial clinical hold on atuzaginstat impacting the OLE phase of the GAIN Trial following the review of hepatic adverse events in the atuzaginstat trial by the FDA. Under the hold, we have stopped enrollment and dosing in the OLE phase of the GAIN Trial. The results of our Phase 2/3 GAIN trial revealed atuzaginstat was associated with dose-related liver enzyme elevations >3X the upper limit of normal: 2% on placebo, 7% on 40 mg BID, and 15% on 80 mg BID. These elevations alone were not clinically significant, and virtually all participants were asymptomatic. Two participants in the 80 mg BID arm had concomitant bilirubin elevations without alternative explanation. We plan to review the GAIN Trial results with the FDA to determine if the FDA will lift the partial clinical hold. If the FDA does not lift such hold, we may be unable to carry out further clinical studies in atuzaginstat in the United States, which would have a material adverse effect on our business.

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
•
occurrence of serious adverse events in trials of the same class of agents conducted by other companies; and
•
the occurrence of natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods, or monsoons, public health crises, such as pandemics and epidemics, political crisis, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control occurring at or around our clinical trials sites in the United States, Australia or Europe.

For example, enrollment in our clinical trials may be delayed or impeded as a result of the COVID-19 pandemic due to prioritization of healthcare resources toward the pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required) If the patients involved with our clinical trials contract COVID-19, we may have more adverse events and deaths in our clinical trials as a result. We have taken and continue to take proactive measures to maintain the integrity of our ongoing clinical trial. For example, to potentially mitigate some of the risks of the COVID-19 pandemic and based on interest and the ability to maintain milestone timelines, we enrolled 73 additional subjects in the GAIN trial. However, these measures may not be successful, and the occurrence of any of these events could delay or impede our ability to release clinical results, delay or impact our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, and could adversely impact our product candidates testing, development and timelines.

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

We initiated our Phase 2/3 GAIN trial in patients with Alzheimer’s disease in April 2019 and reported top-line results from it in October 2021. Before we submit a NDA to the FDA or a MAA to the EMA for atuzaginstat for the treatment of patients with Alzheimer’s disease, we must successfully complete at least our Phase 2/3 GAIN trial and potentially additional late-stage clinical trials. The FDA generally requires two pivotal clinical trials to support approval. In addition, we must scale up manufacturing and complete other standard preclinical and clinical studies. We cannot predict whether our future trials will be successful or whether regulators will agree with our conclusions regarding the preclinical studies and clinical trials we have conducted to date and will conduct in the future.

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

Clinical failure can occur at any stage of clinical development and we have never conducted a Phase 3 trial or submitted an NDA or MAA before*

We have only recently announced top-line results of our Phase 2/3 GAIN trial for Alzheimer’s disease and reported that it did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. The submission of a successful NDA is a complicated process. As an organization, we have never conducted a registrational clinical trial and have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a NDA. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in seeking approval for, and if approved, commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance. The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

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
•
inability to retain enrolled patients after a clinical trial is underway; and
•
enrollment may be delayed or interrupted or patients may drop out of clinical trials due to or the fear of natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods, or monsoons, public health crises, such as pandemics and epidemics, political crisis, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control occurring at or around our clinical trials sites in the United States or Europe. For example, the coronavirus outbreak may delay or impede enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to release clinical results and could impact our product candidates testing, development and timelines.

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States. In particular, we are conducting clinical trial operations in Australia. We may enter into agreements with third parties for the development and commercialization of drug candidates in international markets. International business relationships will subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

We may not be able to attract or retain qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses or any other circumstances that would cause them no longer to provide their professional services to us in the near future. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses.

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

We are currently conducting and in the future may conduct clinical trials for our drug candidates outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.*

We currently are conducting parts of the GAIN trial and other clinical trials outside the United States and in the future may choose to conduct one or more of our clinical trials outside the United States. In particular, we are conducting clinical trial operations in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authorities may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We have applied, and we intend to continue applying, for patents covering aspects of our drug candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of September 30, 2021, we were the owner of record of seven issued U.S. patents, 36 non-U.S. patents, and 57 pending U.S. and non-U.S. patent applications (collectively, “the Cortexyme patent portfolio”).

Four issued U.S. patents and 35 issued non-U.S. patents in the Cortexyme patent portfolio relate to atuzaginstat, with claims directed to atuzaginstat and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications in the Cortexyme patent portfolio relate to atuzaginstat and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, methods of using these compounds in the treatment of various indications, and methods of making these compounds.

In addition, three issued U.S. patents in the Cortexyme patent portfolio relate to pharmaceutical compounds that do not encompass atuzaginstat, with claims directed to pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications relate to additional compounds in these areas; as well as to diagnostic methods and assay methods.

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

Risks Relating to Owning Our Common Stock

The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.*

The market price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•
results of clinical trials and, as we experienced following the announcement of our Phase 2/3 GAIN trial results;
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

We may be subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business and adversely impact our business, results of operations and financial condition.*

We may become the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. Any preclinical or clinical trial results that the investors may deem as unfavorable, volatility in our stock price and other matters affecting our business and operations may subject us to actual and threatened securities class actions or stockholder derivative claims. These types of proceedings may result in substantial costs, divert management’s attention from other business concerns and adversely impact our business, results of operations and financial condition.

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

General Risk Factors

Insiders have substantial control over us and will be able to influence corporate matters.*

As of September 30, 2021, our directors and executive officers and our affiliates beneficially owned, in the aggregate, approximately 21.1% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.1	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Ted Monohon, dated as of September 21, 2021				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

Cortexyme, Inc.

Date: October 29, 2021	By:	/s/ Casey C. Lynch
Casey C. Lynch
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 29, 2021	By:	/s/ Christopher Lowe
Christopher Lowe
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)