Form 10-K
period 2021-12-31
Cortexyme, Inc.
filed 2022-03-01
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.24 billion, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2021 of $53.00 per share.

The number of shares of the registrant’s common stock outstanding as of February 24, 2022 was 30,145,511.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"). It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our ability to proceed with clinical development of atuzaginstat (COR388) and for potential additional indications that we may pursue beyond Alzheimer’s disease including oncology and periodontal disease, despite the full clinical hold imposed by the FDA;
•
future research and development activities, including the scope, success, cost and timing of our development activities, preclinical studies and clinical trials, including clinical trial of COR588 or other pipeline compounds we advance through the drug development process;
•
the timing and focus of our future clinical trials, and the reporting of data from those trials,
•
our ability and timing of seeking and obtaining FDA, EMA and any other regulatory approval;
•
the willingness of the FDA or EMA to accept our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of atuzaginstat (COR388) or our other compounds for their respective indications;
•
success of our clinical development and business strategy, including our ability to realized expected cost saving from our recent reduction in force;
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
•
our ability to attract and retain key scientific and clinical personnel, in light of recent management changes and reduction in force;
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
•
governmental or regulatory delays, information requests, clinical holds, and regulatory developments in the United States and other jurisdictions;
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

Summary of Risk Factors

We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Some of these risks are:

•
We are substantially dependent on the success of COR588 and atuzaginstat (COR388) which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales, receive regulatory approval or be successfully commercialized, even if approved. If we are not successful in commercializing COR588 or atuzaginstat (COR388) or are significantly delayed in doing so, our business will be materially harmed.

•
Adverse side effects or properties, the clinical holds imposed by the FDA, and other safety risks have delayed our development of atuzaginstat (COR388) and could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, relating to COR588, potential new indications for atuzaginstat (COR388) and other potential candidates. We cannot guarantee that similar serious adverse events or clinical holds will not happen in the future with COR588, atuzaginstat (COR388) or any future drug candidates for any current or additional indications. There may be side effects and adverse events associated with the use of COR588, atuzaginstat (COR388) or any future drug candidates.

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

•
We will require substantial additional funding to finance our operations, complete the development and commercialization of COR588 and atuzaginstat (COR388) and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

•
We intend to continue development of our gingipain inhibitor, COR588, in Alzheimer’s disease. We also intend to explore potential new indications for atuzaginstat (COR388), including in oncology and periodontal disease. We cannot be certain that COR588, atuzaginstat (COR388) or any of our other potential drug candidates will receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.

•
To date we have concentrated our research and development and clinical efforts on the treatment of Alzheimer’s and other degenerative diseases, a field that has seen very limited success in drug development, and the FDA recently placed a full clinical hold on the Investigational New Drug (IND) application relating to our lead candidate, atuzaginstat (COR388). All of our drug candidates are based on new therapeutic approaches and novel technology, which also makes it difficult to predict the time and cost of drug candidate development and the regulatory approval process and exposes us to unforeseen risks, including the risk that the U.S. Food and Drug Administration ("FDA") may impose a clinical hold on, or otherwise limit our ability to proceed with our other clinical programs.

•
If any of our clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, or are put on additional clinical holds imposed by the FDA or similar regulatory authorities outside the United States, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

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

•
We are currently conducting and in the future may conduct clinical trials for our drug candidates outside the United States, and the FDA, European Medicines Agency and applicable foreign regulatory authorities may not accept data from such trials.

•
If we are unable to obtain and maintain sufficient intellectual property protection for our drug candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be adversely affected.

PART I

Item 1. Business.

We are a clinical stage biopharmaceutical company focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our company was founded on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. Our evidence demonstrates gingipains are tied to neuro degeneration and inflammation in humans and animal models. Our expanding portfolio of gingipain inhibitors are orally administered, brain-penetrating small molecules. Our pipeline includes proprietary drug candidates for the treatment of CNS disorders including Alzheimer’s disease, for the treatment of oncology applications including the prevention of oral squamous cell carcinoma, as well as for the treatment of underserved and chronic conditions like periodontitis. Our pipeline also includes proprietary irreversible protease inhibitors under development for the treatment of coronavirus infection.

Alzheimer's Disease

On October 26, 2021, we announced top-line results from our global Phase 2/3 clinical trial of atuzaginstat (COR388), called the GAIN (GingipAIN Inhibitor for Treatment of Alzheimer’s Disease) trial, in mild to moderate Alzheimer’s patients. The 643-participant study did not meet statistical significance on its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS- ADL at end of the treatment period in the overall cohort. The study did show a dose response for a pre-specified subgroup of participants with P. gingivalis DNA detectable in saliva at baseline (n=242),with a 57% slowing of cognitive decline as measured by ADAS-Cog11 in the 80 mg BID arm (p=0.02) and a 42% slowing in the 40 mg BID arm (p=0.07) vs. placebo. Significant benefits in this subgroup were not seen on the other co-primary, ADCS-ADL. The study also indicated that most adverse events were mild to moderate in severity. The most common were gastrointestinal, such as diarrhea in up to 16% and nausea in 6% of participants treated with atuzaginstat (COR388) vs. 3% and 2% of placebo participants, respectively. Atuzaginstat (COR388) was associated with dose-related liver enzyme elevations >3X the upper limit of normal: 2% on placebo, 7% on 40 mg BID, and 15% on 80 mg BID. These elevations alone were not clinically significant, and virtually all participants were asymptomatic. Two participants in the 80 mg BID arm had concomitant bilirubin elevations without alternative explanation. Lab changes resolved while participants remained on drug or after withdrawal without any known long-term adverse effects.

On January 25, 2022, we received a letter from the Food and Drug Administration (“FDA”) Division of Neurology 1 placing a full clinical hold on the Investigational New Drug application (IND) for atuzaginstat (COR388). We will prioritize the development of our next generation gingipain inhibitor, COR588, in Alzheimer’s disease. We believe atuzaginstat (COR388) holds therapeutic potential in non-CNS indications, including Oncology and Periodontitis. We will continue to leverage our proprietary science and pioneering pipeline through both internal and external opportunities.

COR588 is a second-generation brain penetrant lysine gingipain inhibitor which has completed IND-enabling studies. We began a Phase 1 SAD/MAD trial of COR588 in a cohort of healthy participants in Australia in August 2021 with study results expected in the second quarter of 2022. Following the Phase 1 study, we plan to advance COR588 to a Phase 2 trial to assess dose ranging, biomarker response, and further evaluate the safety profile.

Alzheimer’s disease represents one of the most significant unmet medical needs of our time and prior to the approval of Aduhelm on June 7, 2021, there were no marketed treatments that address the underlying cause of the disease. The disease afflicts an estimated 6 million people in the United States and more than 40 million people worldwide and is expected to grow to nearly 12.7 million people over the age of 65 in the United States by 2050. The direct costs of caring for individuals with Alzheimer’s disease and other dementias in the United States were estimated to total $355 billion in 2021 and are projected to increase to $1.1 trillion by 2050, according to the Alzheimer’s Association. Historical challenges in developing effective therapeutics for this disease include a poor understanding of disease causation and animal models that do not translate to efficacy in humans. We believe our novel approach can overcome these challenges by targeting an upstream cause of neuroinflammation and neurodegeneration. We have established clear proof of concept validation for our mechanism of action targeting P.gingivalis and the role we believe it plays as a causative agent for Alzheimer’s disease.

Oncology

We are currently advancing a new indication for our lysine gingipain inhibitor, atuzaginstat (COR388), to prevent the development of oral/head and neck squamous cell carcinoma (O/HNSCC). P. gingivalis infection is associated with the development of O/HNSCC, and also with a significantly worse overall survival in patients with P. gingivalis positive O/HNSCC. Most cases of O/HNSCC are preceded by high-risk oral potentially malignant diseases (OPMD), including oral pre-malignant dysplasia, proliferative verrucous leukoplakia (PVL), and carcinoma-in-situ.

Non-clinical studies and peer-reviewed literature support the testing of atuzaginstat (COR388) as a therapy for P. gingivalis positive, high-risk OPMDs and could reduce the incidence and progression to oral squamous cell carcinoma based upon the mode of action and the evidence demonstrating the benefits of atuzaginstat (COR388) on P. gingivalis-driven tumor growth and PDL1 expression.

We held a pre-IND meeting with FDA and plan to submit an IND to the Division of Oncology 2 in the first quarter of 2022.

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

We are examining alternative formulations of atuzaginstat (COR388) and alternative molecules in our library of gingipain inhibitors to address periodontal disease in a non-systemic manner. We believe the inhibition of gingipains from P. gingivalis, and the disruption of biofilms directly in the oral cavity, may provide a therapeutic benefit to patients.

Coronavirus

A 3CLpro inhibitor, COR803, has been selected as a lead compound for treatment of coronavirus infections, including COVID-19 disease, caused by SARS-CoV-2 infection. COR803 is a novel patent-pending small molecule 3CL pro inhibitor discovered and developed by us based on our expertise in cysteine protease inhibition, relative to the competitive landscape, it is an irreversible inhibitor. 3CLpro,or Mpro, is a validated antiviral drug target shown to be essential in viral replication of SARS-CoV-2. COR803 has beneficial properties over other COVID-19 therapeutics and 3CLpro inhibitors in development including covalent irreversible binding of the viral 3CLpro enzyme; high potency as assessed using human lung cell viral replication assays; and high selectivity for 3CLpro versus other cellular proteases. We will continue to complete IND-enabling studies as we believe the characteristics of this compound, including favorable systemic exposure utilizing intranasal or subcutaneous administration, allow for clinical use in multiple settings, both outpatient and inpatient. We anticipate clinical development activities to be completed with a partner if warranted.

Pipeline

Two arginine gingipain inhibitors, have been selected as lead compounds to progress toward IND-enabling studies, including manufacturing scale-up and dose range-finding toxicology studies based on their properties of potency, selectivity, pharmacologic efficacy, and pharmacokinetics. Arginine gingipain is a distinct target associated with P. gingivalis that contributes to bacterial survival, replication, and toxicity. An arginine gingipain inhibitor may be used as monotherapy in new indications or potentially additively with lysine gingipain inhibitors, like atuzaginstat (COR388). Both molecules are novel and are brain penetrant, and orally available.

Additional Markets of Interest

P. gingivalis infection has been associated with disease pathology in a number of large market opportunities including atherosclerosis, cancer, pre-term birth and arthritis. We continue to conduct preclinical research in physiological animal models representing these disease states to assess the potential for gingipain inhibitors in our portfolio to be disease modifying.

Atuzaginstat Clinical Hold

On February 12, 2021, we received a letter from the Food and Drug Administration ("FDA") Division of Neurology 1 stating that a partial clinical hold has been placed on atuzaginstat (COR388) impacting the open-label extension ("OLE") phase of the GAIN Trial. Under the hold, no new participants were enrolled in the OLE and enrolled OLE participants were discontinued. Participants in the fully enrolled (N=643) double-blind, placebo-controlled randomized phase of the GAIN Trial continued to receive study drug at their assigned dose. The partial clinical hold was initiated following the review of hepatic adverse events in the GAIN trial by the FDA. These events have been reversible and without any known long-term adverse effects for the participants.

On January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on atuzaginstat (COR388) IND for Alzheimer's Disease (IND 134303). As a result, we will prioritize the development of our next generation gingipain inhibitor, COR588, in Alzheimer’s disease. We believe atuzaginstat (COR388) holds therapeutic potential in non-CNS indications, including Oncology and Periodontitis. We will continue to leverage our proprietary science and pioneering pipeline through both internal and external opportunities.

Cost Reduction Program

In response to the reprioritization of our pipeline on February 2, 2022, the Board of Directors approved a cost reduction program to rationalize operations and allow continued support for the needs of the business following the clinical hold on atuzaginstat (COR388) IND. Under the cost reduction program, we plan to reduce headcount by approximately 53% through a reduction in our workforce. A majority of the reduction in force will take place by March 2022, and is expected that the remainder will be completed by July 2022. In connection with the cost reduction program as well as the severance costs related to the executive departures effective January 28, 2022, we estimate that we will incur expenses of up to approximately $2.1 million substantially all of which will be cash expenditures relating to severance through the third quarter of 2022. These estimates are subject to a number of assumptions, and actual results may differ.

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

To date, our employees, vendors and clinical trial sites have been able to complete our GAIN clinical trial, advance our Phase 1 clinical trial for COR588 and conduct other preclinical and IND-enabling studies for our other pipeline assets. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees began working primarily from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We have implemented plans to enable all employees to voluntarily return to work in our offices and lab facility which include safety protocols, such as face coverings, social distancing, frequent cleaning, and COVID-19 testing. Employees have been gradually returning to the office on a voluntary basis since June 2021. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety.

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

We currently have sufficient drug supply on hand in the United States to complete our contemplated studies as discussed above. Additional cGMP drug substance campaigns with our contract manufacturers and suppliers in various countries in Asia and Europe are in process to ensure full supply for ongoing product development campaigns.

COR588 is a low molecular weight compound isolated as a spray dried dispersion with HPMCAS polymer (COR588 SDD) which is a stable solid. We believe the synthesis of COR588 is reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We are in the process of further optimizing the synthetic route for commercial manufacturing as well as developing related methodologies for the production of analog compounds in our pipeline. We expect to continue to identify and develop drug candidates that are amenable to cost-effective production at CMOs.

Our COR588 drug product is currently a blend of COR588 SDD with mannitol in HPMC capsules which has demonstrated stability for 3months, enabling a shelf life of 12 months at room temperature. Drug substance, which is the spray dried dispersion, has demonstrated stability for 12 months enabling a retest date of 24 months when stored at room temperature. Currently our drug substance and drug product are stored refrigerated out of an abundance of caution while stability studies are ongoing.

We have established relationships with several key CMOs to enable both the non-clinical and clinical supply lines for COR588 active pharmaceutical ingredient, the spray dried dispersion and the drug product under cGMP protocols. To date the cGMP drug substance manufacturing process has been completed with several vendors from readily available commercial starting materials and reagents. The drug product capsule formulation and filling can be readily accomplished at multiple vendors.

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

Competition

We face competition from a number of different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. We believe that the key competitive factors affecting the success of atuzaginstat (COR388) and any other drug candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection. We know of no competitors developing clinical stage therapeutics targeting P. gingivalis or gingipains for the chronic treatment of Alzheimer’s disease.

Our drug candidates, if successfully developed and approved, will compete with current therapies approved for the treatment of Alzheimer’s disease, which to date have been primarily targeted at treating the symptoms of such diseases rather than halting or slowing the progression of the disease. However, in addition to such currently approved therapies, we believe that our drug candidates, if approved, may also compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions, including but not limited to potentially disease modifying therapeutics that are being developed by several large and specialty pharmaceutical and biotechnology companies, including AbbVie Inc., Biogen Inc., Eli Lilly and Company, Eisai Co., Ltd., Merck & Company, Inc., Denali Therapeutics, Inc., Alector, Inc., Cassava

Sciences, Inc., Novartis AG and Roche Holding AG (including Genentech, its wholly owned subsidiary), as well as companies pursuing a dysfunctional immune system approach to Alzheimer’s disease or other types of therapies.

Intellectual Property

We maintain rights to atuzaginstat (COR388) and hold issued U.S. patents providing composition of matter and method of treatment coverage of atuzaginstat (COR388) through 2037. We hold issued foreign patents providing composition of matter and medical use coverage of atuzaginstat (COR388) in Australia, Austria, Belgium, Chile, China, Colombia, Croatia, Cyprus, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Luxembourg, Mexico, the Netherlands, Norway, Poland, Portugal, Romania, Russia, Singapore, Spain, Sweden, Switzerland, Turkey, and the United Kingdom through 2035. We also hold pending U.S. and foreign patent applications, which, if issued, could create new protection or extend coverage for atuzaginstat (COR388) and pipeline molecules: COR588, and COR788. Our foreign patent applications providing composition of matter protection and/or medical use coverage for atuzaginstat (COR388) are currently pending in Argentina, Australia, Brazil, Canada, Chile, China, Colombia, the European Patent Office, Hong Kong, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Peru, the Philippines, Russia, Singapore, Taiwan, and South Africa, and at the World Intellectual Property Organization.

Other patent families in our patent portfolio disclose and claim other small-molecule inhibitors of lysine gingipain and small-molecule inhibitors of arginine gingipain, gingipain activity probes for biological imaging, coronavirus protease inhibitors, and assay methods for the detection of microbial pathogens in cerebrospinal fluid and other bodily fluids. As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We cannot guarantee that our owned pending patent applications, or any patent applications that we may in the future file or license from third parties, will result in the issuance of patents. We also cannot predict the scope of claims that may be allowed or enforced in our patents. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our programs and drug candidates. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority rights of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States or other jurisdictions that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings, post-grant review, reissue, or reexamination in the USPTO and equivalent foreign courts, which could result in substantial costs to us even if the eventual outcome, which is highly unpredictable, is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a drug candidate we may develop, it is possible that, before any of our drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting any protection such patent would afford the respective product and any competitive advantage such patent may provide. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

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

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. A REMS uses risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Regulation Outside the United States

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Clinical Trials Regulation (Regulation 536/2014), entered into application on January 31, 2022. The Regulation is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the new Regulation, which will be directly applicable in all EU Member States, introduces a streamlined application procedure via a single entry point, the "EU portal"; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials will be introduced and is divided into two parts. Part I is assessed by the competent authorities of a reference member state selected by the trial sponsor largely of the type of clinical trial, risk-benefit analysis, and compliance with technical requirements. This assessment, which is valid for the entire EU, is then in Part II submitted to the competent authorities of all the concerned member states in which the trial is to be conducted. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on the duration of the individual clinical trial.

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

•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the HHS, information related to payments and other transfers of value made by that entity to physicians (defined to include to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Failure to comply with the aforementioned laws can result in the imposition of significant civil, criminal and administrative sanctions, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, and integrity oversight and reporting obligations.

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government healthcare programs.

Since its enactment, there have been executive, legal and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how rulings, any such challenges and the healthcare reform measures will impact the ACA and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures.

In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent presidential executive orders, Congressional inquiries, and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the generation of revenue, attainment of profitability, or commercialization of products. In addition, it is possible that there will be further legislation or regulation that could harm the business, financial condition and results of operations. Further, it is possible that additional governmental action is taken in response to the Covid-19 pandemic.

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

As of December 31, 2021, we had 55 total employees, of which 39 are in research and development and 16 are in general and administrative. Our employees are primarily located in South San Francisco, California, however, we do have employees that work from a company leased facility in San Diego, California and others that work from their residences located across the United States. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

In response to the reprioritization of our pipeline on February 2, 2022, the Board of Directors approved a cost reduction program to rationalize operations and allow continued support for the needs of the business following the clinical hold on atuzaginstat (COR388) IND. Under the Plan, we plan to reduce headcount by approximately 53% through a reduction in our workforce. A majority of the reduction in force will take place by March 2022, and is expected that the remainder will be completed by July 2022. In connection with the cost reduction program as well as the severance costs related to the executive departures effective January 28, 2022, we estimate that we will incur expenses of up to approximately $2.1 million substantially all of which will be cash expenditures relating to severance through the third quarter of 2022. These estimates are subject to a number of assumptions, and actual results may differ.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K

Risks Related to Our Business and the Development of Our Drug Candidates

We are substantially dependent on the success of COR588 and atuzaginstat (COR388) which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales, receive regulatory approval or be successfully commercialized, even if approved. If we are not successful in commercializing COR588 or atuzaginstat (COR388) or are significantly delayed in doing so, our business will be materially harmed.

To date, we have invested substantially all of our efforts and financial resources in the research and development of COR588 and atuzaginstat (COR388). Before seeking marketing approval from regulatory authorities for the sale of COR588 or atuzaginstat (COR388), we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug in humans. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that COR588 or atuzaginstat (COR388) will be successful in clinical trials. For example, on January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on the IND for atuzaginstat (COR388). We will prioritize the development of our next generation gingipain inhibitor, COR588, in Alzheimer’s disease. We believe atuzaginstat (COR388) holds therapeutic potential in non-CNS indications, including Oncology and Periodontitis but there is no guarantee that further efforts with regard to atuzaginstat (COR388) or COR588 will be successful, and our ability to apply, and obtain regulatory approval, for any of these indications is uncertain at this time. As we test and assess the safety of atuzaginstat (COR388) in other indications and other planned clinical trials not subject to the FDA hold, we may encounter similar adverse events or additional adverse events that were not identified or not considered significant in our earlier trials, the FDA may place additional clinical holds on our current or currently contemplated clinical programs or otherwise limit our ability to proceed with other clinical programs in our pipeline, which will harm our business, financial condition, results of operations and may force us to cease our operations. Further, COR588 or atuzaginstat (COR388) may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for COR588 or atuzaginstat (COR388), we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend entirely on the successful development, regulatory approval and commercialization of COR588 or atuzaginstat (COR388). The clinical and commercial success of COR588 or atuzaginstat (COR388) will depend on a number of factors, including the following:

•
the results from our clinical trials for COR588 or potential additional indications that we may pursue beyond Alzheimer’s and Parkinson’s diseases;
•
the frequency and severity of adverse effects of COR588 or atuzaginstat (COR388);
•
the ability of third-party manufacturers to manufacture supplies of COR588 and atuzaginstat (COR388) and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;
•
our ability to demonstrate COR588's and atuzaginstat (COR388) safety and efficacy to the satisfaction of the FDA and foreign regulatory authorities;
•
whether we are required by the FDA to conduct additional clinical trials prior to the approval to market atuzaginstat (COR388) and whether the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•
the receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
•
whether the FDA may require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;
•
our ability to successfully commercialize COR588 and atuzaginstat (COR388), if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•
our success in educating physicians and patients about the benefits, administration and use of COR588 and atuzaginstat (COR388);
•
acceptance of COR588 and atuzaginstat (COR388) as safe and effective by patients and the medical community;
•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•
achieving and maintaining compliance with all regulatory requirements applicable to COR588 and atuzaginstat (COR388);
•
the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;
•
our ability to maintain our existing patents and obtain newly issued patents that cover COR588 and atuzaginstat (COR388) and to enforce such patents and other intellectual property rights in and to COR588 and atuzaginstat (COR388);
•
our ability to avoid third-party intellectual property claims; and
•
a continued acceptable safety profile of COR588 and atuzaginstat (COR388) following approval.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of COR588 and atuzaginstat (COR388). If we are not successful in commercializing atuzaginstat (COR388), or are significantly delayed in doing so, our business will be materially harmed.

Our approach to the potential treatment of the underlying cause of Alzheimer’s and other neurodegenerative diseases is based on a novel therapeutic approach, which exposes us to unforeseen risks.

We have discovered and are developing a proprietary library of protease inhibitors from which we have selected for COR588, which is under development to treat Alzheimer’s disease, and atuzaginstat (COR388), which is under development to treat other degenerative diseases in non-CNS indications, including Oncology and Periodontitis. Our approach is based on the discovery of P. gingivalis and its secreted virulence factor proteases, gingipains, and represents a new approach to disease modification in Alzheimer’s disease. There is no current academic or general consensus on the causation of Alzheimer’s disease or method of action or current drugs that purport to treat Alzheimer’s disease. Based on the results of our preclinical and clinical studies to date, we believe COR588 and atuzaginstat (COR388) are neuroprotective and have potential to prevent further neurodegeneration, reduce amyloid beta levels and reduce inflammation, when administered orally. However, these ideas and this approach are novel, and we currently have only limited data based on physiological mouse models of Alzheimer’s disease and our Phase 1 a/b clinical trials which enrolled 67 subjects, including nine patients with mild to moderate Alzheimer’s disease and our Phase 2/3 GAIN trial which enrolled 643 patient participants with mild to moderate Alzheimer’s disease. The results from the GAIN trial did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. Furthermore, on January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on the IND for atuzaginstat (COR388). While we will prioritize the development of our next generation gingipain inhibitor, COR588, in Alzheimer’s disease, we may ultimately discover that COR588 or atuzaginstat (COR388), or any of our other protease inhibitors, do not possess certain properties required for therapeutic effectiveness. We have no long-term evidence regarding the efficacy, safety and tolerability of atuzaginstat (COR388) or other compounds in our proprietary library of protease inhibitors in humans. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

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

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidate may not be further developed or have favorable results in later studies or trials. Clinical trial failure may result from a multitude of factors including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the pharmaceutical industry have suffered setbacks in the advancement of their drug candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding results in earlier preclinical studies or clinical trials. The Phase 1a and Phase 1b clinical trials for our lead drug candidate, atuzaginstat (COR388), included only nine Alzheimer’s patients and 58 healthy volunteers. Further, the results of our earlier stage clinical trials and our preclinical animal studies may not be predictive of the results of outcomes in later-stage clinical studies. For example, data from six Alzheimer’s patients treated with atuzaginstat (COR388) in our Phase 1b clinical trial showed improvements across several exploratory cognitive tests. However, these improvements should be interpreted with caution because they were not all statistically significant. When evaluated in a larger patient population, atuzaginstat (COR388) may not show similar improvements toward cognitive effects or may demonstrate different chemical and pharmacological properties in patients in unforeseen or harmful ways. Additionally, our Phase 2/3 GAIN trial, with 643 patient participants with mild to moderate Alzheimer’s disease, did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. Based upon negative or inconclusive results, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from preclinical trials and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit or prevent development efforts, clinical trials or marketing approval. Furthermore, as more competing drug candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

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

Adverse side effects or properties, the clinical holds imposed by the FDA, or and other safety risks associated with COR588, atuzaginstat (COR388) or any future drug candidates have delayed our development of atuzaginstat (COR388) and could delay or preclude approval, have caused and could cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, relating to COR588, potential new indications for atuzaginstat (COR388) and other potential candidates. We cannot guarantee that similar serious adverse events or clinical holds will not happen in the future with COR588, atuzaginstat (COR388) or any future drug candidates for any current or additional indications. There may be side effects and adverse events associated with the use of COR588, atuzaginstat (COR388) or any future drug candidates.

Our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics as the clinical trials progress to longer exposures at varying dose levels and a larger number of patients. Side effects could include treatment-related adverse events not seen in our Phase 1a and Phase 1b clinical trials of atuzaginstat (COR388) including hepatic adverse events. Undesirable side effects caused by, or unexpected or unacceptable characteristics associated with, atuzaginstat (COR388) or any future drug candidates could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. For example, on February 12, 2021, we received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat (COR388) impacting the OLE phase of the GAIN Trial. The partial clinical hold was initiated following the review of hepatic adverse events in the atuzaginstat (COR388) trial by the FDA. Under the hold, we have stopped enrollment and dosing in the OLE phase of the GAIN Trial. Atuzaginstat (COR388) was associated with dose-related liver enzyme elevations >3X the upper limit of normal: 2% on placebo, 7% on 40 mg BID, and 15% on 80 mg BID. These elevations alone were not clinically significant, and virtually all participants were asymptomatic. Two participants in the 80 mg BID arm had concomitant bilirubin elevations without alternative explanation. On January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on atuzaginstat (COR388) IND. As we test and assess the safety of atuzaginstat (COR388) in other indications and other planned clinical trials not subject to the FDA hold, we may encounter similar adverse events or additional adverse events that were not identified or not considered significant in our earlier trials, the FDA may place additional clinical holds on our current or currently contemplated clinical programs or otherwise limit our ability to proceed with other clinical programs in our pipeline, which will harm our business, financial condition, results of operations and may force us to cease our operations.

As we continue to assess the safety of atuzaginstat (COR388) from the results of our Phase 2/3 GAIN trial or as the use of atuzaginstat (COR388) becomes more widespread in other indications if it receives regulatory approval, we may identify additional adverse events that were not identified or not considered significant in our earlier trials. If such side effects become later known in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly. If we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw, suspend or limit approval of atuzaginstat (COR388) or any future drug candidates;
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
•
sales of the drug may decrease significantly or atuzaginstat (COR388) or any future drug could become less competitive; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of atuzaginstat (COR388) or any future drug candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of drug candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. Our drug candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, on January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on the IND for atuzaginstat (COR388). Additionally, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in our preclinical tests, Phase 1 and Phase 2 clinical trials or our Phase 2/3 GAIN trial, which may result in a full or partial clinical hold from the FDA, or similar adverse events or additional adverse events that were not identified or not considered significant in our earlier trials that result in additional clinical holds on our current or currently contemplated clinical programs imposed by the FDA or otherwise limit our ability to proceed with other clinical programs in our pipeline, which will harm our business, financial condition, results of operations and may force us to cease our operations.

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

Clinical holds imposed by the FDA could prevent us from administering atuzaginstat (COR388) in oncology or periodontal or additional studies.

Preclinical data for atuzaginstat (COR388) showed toxicity at very high exposure levels in mice and, as a result, the FDA placed atuzaginstat (COR388) on partial clinical hold to enforce an exposure cap on atuzaginstat (COR388) dosages in humans at approximately 2.4 times the top dose of 80 mg BID in our Phase 2/3 GAIN trial. In addition, the FDA placed a partial clinical hold on atuzaginstat (COR388) impacting the OLE phase of the GAIN Trial following the review of hepatic adverse events in the atuzaginstat (COR388) trial by the FDA. Under the hold, we stopped enrollment and dosing in the OLE phase of the GAIN Trial. The results of our Phase 2/3 GAIN trial revealed atuzaginstat (COR388) was associated with dose-related liver enzyme elevations>3X the upper limit of normal: 2% on placebo,7% on 40 mg BID, and 15% on 80 mg BID. These elevations alone were not clinically significant, and virtually all participants were asymptomatic. Two participants in the 80 mg BID arm had concomitant bilirubin elevations without alternative explanation. At the conclusion of the Phase 2/3 GAIN trial the FDA division of Neurology 1 placed a full clinical hold on atuzaginstat (COR388) for Alzheimer’s disease. As a result, other divisions within the FDA could prevent us from administering atuzaginstat (COR388) in other indications, such as oncology and periodontal, which we are currently pursuing, or even if we are allowed to proceed with such other indications, we may not be ultimately successful because the results of these potential trials may prove to be not clinically significant or have side effects that prevent further clinical development.

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

For example, enrollment in our clinical trials have been and may be delayed or impeded as a result of the COVID-19 pandemic due to prioritization of healthcare resources toward the pandemic, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. For example, we have experienced some delays in enrollment in COR588 SAD/MAD Phase 1 clinical trial due to the restrictions related to COVID-19 placed in Australia. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required) If the patients involved with our clinical trials contract COVID-19, we may have more adverse events and deaths in our clinical trials as a result. We have taken and continue to take proactive measures to maintain the integrity of our ongoing clinical trial. However, these measures may not be successful, and the occurrence of any of these events could delay or impede our ability to release clinical results, delay or impact our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, and could adversely impact our product candidates testing, development and timelines.

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

We are a clinical stage biopharmaceutical company with a limited operating history focused on developing therapeutics for degenerative diseases, including Alzheimer’s disease. We were incorporated in June 2012 and commenced material operations in June 2014. We have a very limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have recently initiated clinical trials for COR588 and have not initiated clinical trials for any of our other drug candidates. To date, we have reported top-line data in only one Phase 2/3 clinical trial, which is currently subject to a full clinical hold by the FDA, and have not initiated any other late stage clinical trial, obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2021, 2020, and 2019, our net losses were $89.9 million, $76.8 million and $37.0 million, respectively. We had an accumulated deficit of $236.6 million as of December 31, 2021.

Before we are able to generate any revenue, we will need to commit substantial funds to continue development of our drug candidates and bring any drug candidates to commercialization, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders.

To date, we have devoted most of our financial resources to our corporate overhead and research and development of atuzaginstat (COR388), including our preclinical development activities and clinical trials of atuzaginstat (COR388). We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for our drug candidates, prepare for and begin the commercialization of any approved drug candidates, and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Further, these net losses have fluctuated significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year. To become and remain profitable, we must develop and eventually commercialize a drug with significant revenue.

We may never succeed in developing a commercial drug. On January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on the IND for atuzaginstat’s (COR388). As we test and assess the safety of atuzaginstat (COR388) in other indications and other planned clinical trials not subject to the FDA hold, we may encounter similar adverse events or additional adverse events that were not identified or not considered significant in our earlier trials, the FDA may place additional clinical holds on our current or currently contemplated clinical programs or otherwise limit our ability to proceed with other clinical programs in our pipeline, which will harm our business, financial condition, results of operations and may force us to cease our operations. Further, while we believe COR388 holds therapeutic potential in non-CNS indications, including Oncology and Periodontitis, there is no guarantee that further efforts with regard to COR388 will be successful, and our ability to apply, and obtain regulatory approval, for any of these indications is uncertain at this time. If the FDA or other regulatory agencies continue to express safety, tolerability or efficacy concerns, additional preclinical studies or clinical trials involving atuzaginstat (COR388), COR588 or other drug candidates, amendments to the enrollment criteria and/or clinical trial protocols for our studies may be needed and may be difficult to implement or complete. In such instance, our progress in the development of atuzaginstat (COR388), COR588 and other drug candidates may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

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

We may also encounter other unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Because of these numerous risks and uncertainties, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate revenues or achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional drug candidates.

We will require substantial additional funding to finance our operations, complete the development and commercialization of COR588 and atuzaginstat (COR388) and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, COR588 and atuzaginstat (COR388). Developing COR588 and conducting clinical trials for the treatment of Alzheimer’s disease, and developing atuzaginstat (COR388) for other indications, such as oncology and periodontitis, and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for COR588 or atuzaginstat (COR388) or any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2021, we had $126.7 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

In addition, in response to the reprioritization of our pipeline on February 2, 2022, our Board of Directors approved a cost reduction program to rationalize operations and allow continued support for the needs of the business following the clinical hold on atuzaginstat (COR388) IND. As a result, we expect to realize estimated annualized operating expense savings of approximately $8.3 million in the year ending December 31, 2022 (excluding share-based compensation and any one-time costs related to strategic actions). Our strategic restructuring may not result in anticipated savings or other economic benefits, and could result in total costs and expenses greater than expected.

We believe that our existing capital resources will be sufficient to fund our projected operations through 2024. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

•
the progress, costs, trial design, results of and timing of our COR588 Phase 1 trial and for potential additional indications that we may pursue beyond Alzheimer’s, oncology and periodontitis;
•
the willingness of the FDA and EMA to approve the implementation of protocols for further development our compounds, including but not limited to, COR588 and atuzaginstat (COR388) in their respective indications;
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

Risks Relating to Regulatory Review and Approval of Our Drug Candidates and Other Legal Compliance Matters

We intend to continue development of our gingipain inhibitor, COR588, in Alzheimer’s disease. We also intend to explore potential new indications for atuzaginstat (COR388),including in oncology and periodontal disease. We cannot be certain that COR588, atuzaginstat (COR388) or any of our other potential drug candidates will receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.

We currently have no drug candidates approved for sale and we cannot guarantee that we will ever have marketable drug candidates. Our ability to generate revenue related to sales, if ever, will depend on the successful development and regulatory approval of our product candidates..

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

To date we have concentrated our research and development and clinical efforts on the treatment of Alzheimer’s and other degenerative diseases, a field that has seen very limited success in drug development, and the FDA recently placed a full clinical hold on the Investigational New Drug (IND) application relating to our lead candidate, atuzaginstat (COR388) for Alzheimer's disease. All of our drug candidates are based on new therapeutic approaches and novel technology, which also makes it difficult to predict the time and cost of drug candidate development and the regulatory approval process and exposes us to unforeseen risks, including the risk that the U.S. Food and Drug Administration ("FDA") may impose a clinical hold on, or otherwise limit our ability to proceed with, our other clinical programs.

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

Our approach to the treatment of degenerative diseases aims to understand the cause of disease pathogenesis, select the right patient population, discover and develop potent and selective small molecules that act directly in the brain or other organs on these targets, and leverage both preclinical and human pharmacodynamic data for dose selection. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic drug candidates that are safe and effective, scalable, or profitable. Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to prescribe novel treatments.

Clinical failure can occur at any stage of clinical development and we have never conducted a Phase 3 trial or submitted an NDA or MAA before.

We have only recently announced top-line results of our Phase 2/3 GAIN trial for Alzheimer’s disease and reported that it did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS- ADL at end of the treatment period in the overall cohort. On January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on atuzaginstat (COR388) IND. Other divisions of the FDA may impose a clinical hold on atuzaginstat (COR388) as we explore other indications for this drug, or otherwise limit our ability to proceed with other clinical programs in our pipeline, which could have a materially adverse impact on us. We cannot guarantee that that similar clinical holds will not happen in the future with COR588, atuzaginstat (COR388) or any future drug candidates for any current or additional indications. The submission of a successful NDA is a complicated process. As an organization, we have never conducted a registrational clinical trial and have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a NDA. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in seeking approval for, and if approved, commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance. The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

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
•
severe or unexpected drug-related adverse effects experienced by patients, which have resulted and may result in a full or partial clinical hold by the FDA or non-U.S. regulators;
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

If any of our clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration ("FDA") or similar regulatory authorities outside the United States or do not otherwise produce positive results, or are put on additional clinical holds imposed by the FDA or similar regulatory authorities outside the United States, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing and our clinical trials. We also rely on third-party contract manufacturing organizations to manufacture and supply our preclinical and clinical materials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our drug development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with current good clinical practice regulations, or GCP, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government- sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

Reliance on third-party manufacturers entails additional risks, such as the possible breach of the manufacturing agreement by the third party, the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us and reliance on the third party for regulatory compliance, quality assurance, safety and related reporting. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of drug candidates for the treatment of the degenerative disease indications for which we have research programs, including Alzheimer’s disease. Companies that we are aware are developing therapeutics in the degenerative disease field include large companies with significant financial resources, such as AbbVie Inc., Biogen Inc., Eli Lilly and Company, Eisai Co., Ltd., Merck & Company, Inc., Denali Therapeutics, Inc., Alector, Inc., Cassava Sciences, Inc., Novartis AG and Roche Holding AG (including Genentech, its wholly owned subsidiary), as well as companies pursuing a dysfunctional immune system approach to Alzheimer’s disease or other types of therapies.

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

In order to conduct clinical trials of our drug candidates, or supply commercial drug candidates, if approved, we will need to manufacture them in small and large quantities. We currently rely on third parties to manufacture atuzaginstat (COR388) for clinical trial purposes, and our manufacturing partners will have to modify and scale-up the manufacturing process when we transition to commercialization of our drug candidates. Our manufacturing partners may be unable to successfully modify or scale-up the manufacturing capacity for any of our drug candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale-up the manufacture of our drug candidates in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting drug may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

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

Our headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations, impair critical systems or result in loss of clinical samples. Any of these disruptions or other events outside of our control could have a material adverse impact on our business, harming our operating results. In addition, if any of our suppliers or third-party service providers, such as our manufacturing partners or CROs, are affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control, our business and operating results could suffer. Disasters, public health crises and political crises occurring at third-party facilities also could negatively impact our clinical development and regulatory approval timelines, our reputation and the perception of our company. For example, as a result of the COVID-19 pandemic, we and our third- party service providers have limited our operations or implemented limitations, including work-from-home policies. Our and our third- party service providers increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. The increase in working remotely could increase cybersecurity risk, create data accessibility concerns, and make us and our third-party service providers more susceptible to communication disruptions, any of which could adversely impact our or their business operations or delay necessary interactions with local and federal regulators, manufacturing sites, clinical trial sites, and other third parties. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on- site staff conducting research and development activities may not be able to access our laboratories, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, due to travel restrictions and “shelter in place” orders, we may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates and reduced ability to engage with the medical and investor communities due to the cancelation of conferences scheduled throughout the year. We also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions. Furthermore, new quarantines for COVID-19 or other viruses could impact personnel at contract manufacturing facilities in China, Europe or elsewhere to deliver key materials or the availability or cost of starting materials. Any disruption of our contract manufacturing vendors in China, Europe or elsewhere to deliver key materials on a timely basis could have a material adverse effect on the initiation of new trials, the duration of open label extension studies and overall product development. In addition, we may experience delays or disruptions in non-clinical experiments and supplies for such experiments, including animals required for such experiments. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

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

In addition, we recently announced a cost reduction program to rationalize operations and to allow continued support for the needs of its business following the clinical hold on atuzaginstat (COR388) IND, impacting a number of employees. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the cost reduction program.

Our industry has experienced a high rate of turnover of management personnel in recent years. We recently announced resignation of our Chairperson, President and Chief Executive Officer, Casey C. Lynch, and Director and Chief Scientific Officer, Stephen S. Dominy, M.D.

Replacing executive officers, key employees and consultants may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize drug candidates successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain or replace key personnel or consultants could materially harm our business. We may lose our ability to implement our business strategy successfully and could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time.

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

The General Data Protection Regulation, or GDPR, imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulatory authorities and affected individuals of personal data breaches, extensive new internal privacy governance obligations, and obligations to honor expanded rights of individuals in relation to their personal information (for example, the right to access, correct and delete their data). In addition, the GDPR generally maintains restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional potential mechanisms to ensure compliance.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures will impact the ACA and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved. In addition to the

ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent presidential executive orders, Congressional inquiries, and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. New laws may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our drug candidates and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drug candidates, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, Congress is considering additional health reform measures. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our ability to successfully commercialize any drugs that we develop depends in part on the extent to which coverage and adequate reimbursement are available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, each individually decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs, or VA, hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our product candidates, if approved. Increasingly, third- party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage or reimbursement will be available for any drug candidate that we commercialize and, if coverage or reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. In order to get coverage and reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage decisions and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained.

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

We are currently conducting and in the future may conduct clinical trials for our drug candidates outside the United States, and the FDA, European Medicines Agency and applicable foreign regulatory authorities may not accept data from such trials.

We currently are conducting our COR588 Phase 1 trial outside the United States and in the future may choose to conduct one or more of our clinical trials outside the United States. In particular, we are conducting clinical trial operations in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authorities may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii)

the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
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
•
the federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the issued patents that we currently own, or in patents that may issue from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

We have applied, and we intend to continue applying, for patents covering aspects of our drug candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of December 31, 2021, we were the owner of record of seven issued U.S. patents, 37 non-U.S. patents, and 59 pending U.S. and non-U.S. patent applications (collectively, “the Cortexyme patent portfolio”).

Four issued U.S. patents and 36 issued non-U.S. patents in the Cortexyme patent portfolio relate to atuzaginstat (COR388), with claims directed to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications in the Cortexyme patent portfolio relate to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, methods of using these compounds in the treatment of various indications, and methods of making these compounds.

In addition, three issued U.S. patents and one non-U.S. patent in the Cortexyme patent portfolio relate to pharmaceutical compounds that do not encompass atuzaginstat (COR388), with claims directed to pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications relate to additional compounds in these areas; as well as to diagnostic methods and assay methods.

Without patent protection on the composition of matter of our drug candidates, our ability to assert our patents to stop others from using or selling our drug candidates may be limited. Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of our drug candidates or methods involving the use of these candidates in a particular patent application. We plan to pursue divisional patent applications or continuation patent applications in the United States and other countries, where applicable, to obtain claim coverage for inventions which were disclosed but not claimed in a particular parent patent application.

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

The patent prosecution process is also expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non- disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know- how.

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
•
cause development delays;
•
prevent us from commercializing atuzaginstat (COR388) or our other drug candidates until the asserted patent expires or is finally held invalid or not infringed in a court of law;
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

For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non- infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our drug candidates to market and be precluded from manufacturing or selling our drug candidates.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time- consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets could over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions.

Though our agreements with third parties typically restrict the ability of our advisors, employees, licensors, suppliers, third- party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our drug candidates and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed.

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

Patent rights are of limited duration. In the United States, the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. In addition, although upon issuance a U.S. patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such drug candidates are commercialized. Even if patents covering our drug candidates are obtained, once the patent life has expired for a drug candidate, we may be open to competition from generic products. A patent term extension of up to five years based on regulatory delay may be available in the United States under the Hatch- Waxman Act. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single drug candidate. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the drug candidate as approved. Further, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of drug candidate approval and only those claims covering such approved drug candidate, a method for using it or a method for manufacturing it may be extended. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our drug candidate will be shortened and our competitors may obtain approval of competing drug candidates following our patent expiration, and our revenue could be reduced.

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

If any of our product candidates obtains regulatory approval additional competitors could enter the market with generic versions, which may result in a material decline in sales of affected drugs.

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

Accordingly, if any of our small molecule drug candidates receive FDA approval, competitors could file ANDAs for generic versions of our drugs or 505(b)(2) NDAs that reference our drugs, respectively. If there are patents listed for a drug in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict how any generic competitor would address patents we may list in the Orange Book, if any, whether we would sue on any such patents, or the outcome of any such suit.

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

The market price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•
results of clinical trials and, as we experienced following the announcement of the full clinical hold imposed by the FDA;
•
developments of COR588 and atuzaginstat (COR388) for treatment of Alzheimer’s disease or other non-CNS indications, including Oncology and Periodontitis;
•
results of clinical trials of other drug candidates being evaluated for Alzheimer’s disease or other neurodegenerative diseases;

•
regulatory actions with respect to our drug candidates or our competitors’ drug candidates, such as the recently announced clinical hold by the FDA;
•
actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•
announcement of actual or anticipated reduction in force;
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
•
additions or departures of key personnel, such as the recently announced departure of Casey Lynch and Steve Dominy;
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

We may be subject to securities class action and stockholder derivative actions. These, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business and adversely impact our business, results of operations and financial condition.

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

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies LLC ("Jefferies"), whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent.

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

As of December 31, 2021, our directors and executive officers and our affiliates beneficially owned, in the aggregate, approximately 21.1% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of taxable income for tax years beginning January 1, 2018.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we sublease 5,122 square feet of office, research and development, and laboratory space pursuant to a lease agreement that expires in July 2022, with the option to extend the lease until July 2023. We also lease 3,168 square feet of office space in San Diego, California for our clinical trial operations staff that will expire in August 2023. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Our common stock has been traded on The Nasdaq Global Select Market since May 9, 2019 under the ticker symbol “CRTX”. As of February 23, 2022, there were 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from May 9, 2019 through December 31, 2021. The figures represented below assume an investment of $100 in our common stock at the closing price of $32.89 on the date of our IPO, May 9, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on May 9, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Company/Index	Ticker	5/9/2019	12/31/2019	12/31/2020	12/31/2021
Cortexyme, Inc	CRTX	100.00	170.69	84.46	38.37
Nasdaq Composite Index	^IXIC	100.00	113.43	162.92	197.77
Nasdaq Biotechnology Index	^NBI	100.00	114.28	143.64	142.73

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

Issuer Purchases of Equity Securities

None

Item 6 Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions, that are based on the beliefs of our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2021, including year-over-year comparisons versus the year ended December 31, 2020. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a clinical stage biopharmaceutical company focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our company was founded on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains. Our evidence demonstrates gingipains are tied to neuro degeneration and inflammation in humans and animal models. Cortexyme’s expanding portfolio of gingipain inhibitors are orally administered, brain-penetrating small molecules. Our pipeline includes proprietary drug candidates for the treatment of CNS disorders including Alzheimer’s disease, oncology applications designed to the development of oral squamous cell carcinoma, as well as for the treatment of underserved and chronic conditions like periodontitis. Our pipeline includes a proprietary irreversible protease inhibitor under development for the treatment of coronavirus infection.

Atuzaginstat Clinical Hold

On February 12, 2021 we received a letter from the FDA stating that a partial clinical hold has been placed on atuzaginstat (COR388) impacting the open-label extension (OLE) phase of our ongoing Phase 2/3 study, the GAIN Trial. Under the hold, no new participants were enrolled in the OLE and enrolled OLE participants were discontinued. Participants in the fully enrolled (N=643) double-blind, placebo-controlled randomized phase of the GAIN Trial continued to receive study drug at their assigned dose. The partial clinical hold was initiated following the review of hepatic adverse events in the atuzaginstat (COR388) trial by the FDA. These events have been reversible and without any known long-term adverse effects for the participants.

On January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on atuzaginstat (COR388) IND. We will prioritize the development of our next generation gingipain inhibitor, COR588, in Alzheimer’s disease. We believe atuzaginstat (COR388) holds therapeutic potential in non-CNS indications, including Oncology and Periodontitis. We will continue to leverage our proprietary science and pioneering pipeline through both internal and external opportunities.

For additional information on the various risks posed by the full clinical hold, please read Item 1A. Risk Factors included in this report.

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

To date, our employees, vendors and clinical trial sites have been able to complete our GAIN clinical trial, advance our Phase 1 clinical trial for COR588 and conduct other preclinical and IND enabling studies for our other pipeline assets. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. Our office-based employees began working primarily from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our lab facility. We have implemented plans to enable all employees to voluntarily return to work in our offices and lab facility which include safety protocols, such as face coverings, social distancing, frequent cleaning, and COVID-19 testing. Employee have been gradually returning to the office on a voluntary basis since June 2021. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety.

However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our offices and lab facility, we may have to resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or public authority mandates. We are not currently experiencing any significant supply chain disruptions due to COVID-19. We have diversified our vendor relationships geographically for both starting materials and manufacturing. However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. We have taken and continues to take proactive measures to maintain the integrity of our ongoing clinical trial. Despite these efforts, the COVID-19 pandemic could impact timelines, subject follow up visits and study completion. We will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, our product candidates.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Financial Overview

Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase 1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat (COR388) and our Phase I SAD/MAD clinical trial of COR588.

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of December 31, 2021, we had an accumulated deficit of $236.6 million. We incurred a net loss of $89.9 million in the year ended December 31, 2021. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through December 31, 2021, we received net proceeds of approximately $294.9 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies, whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the year ended December 31, 2021, we had not sold any shares of common stock under this agreement.

As of December 31, 2021 and 2020, we had cash, cash equivalents and short-term investments of $106.8 million and $133.8 million, respectively. The balances exclude long-term investments of $19.9 million and $50.5 million as of those same periods. Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

Based on our current business plans including an analysis of our contractual obligations and commitments as of December 31, 2021 we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In response to the reprioritization of our pipeline on February 2, 2022, the Board of Directors approved a cost reduction program to rationalize operations and allow continued support for the needs of the business following the clinical hold on atuzaginstat (COR388) Investigational New Drug application (IND 134303). Under the Plan, we plan to reduce headcount by approximately 53% through a reduction in our workforce. A majority of the reduction in force will take place by March 2022, and is expected that the remainder will be completed by July 2022. In connection with the cost reduction program, we estimate that we will incur expenses of up to approximately $2.1 million substantially all of which will be cash expenditures relating to severance through the third quarter of 2022. These estimates are subject to a number of assumptions, and actual results may differ.

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

To date, substantially all of our research and development expenses have supported the advancement of atuzaginstat (COR388) and COR588 as well as our other drug candidates that are in early-stage preclinical development. We allocate direct costs to individual drug candidates and report them separately as they approach the clinical trial stage. We expect that at least for the foreseeable future, a substantial majority of our research and development expense will support the clinical and regulatory development of our gingipain protease inhibitors, atuzaginstat (COR388) and COR588.

We expect our research and development expenses to decrease as we complete our cost reduction program and explore other indications for this atuzaginstat (COR388) including oncology and periodontitis. We plan on advancing our second-generation lysine-gingipain inhibitor COR588 from Phase 1 to Phase 2 studies and advance other drug candidates into preclinical and clinical development. Over the next several quarters, we expect our preclinical, clinical and contract manufacturing expenses to decrease relative to what we have incurred to date and may explore external partnership to optimize our pipeline. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

We anticipate that our general and administrative expenses will decrease as we adjust the size of our business operations to support our research and development activities.

Interest Income

Interest income consists primarily of interest earned on our short-term and long-term investments portfolio.

Other Expense, net

Other Expense, net consists primarily of the effects of foreign currency exchange rates.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of clinical trial and contract manufacturing expenses related to development of our protease inhibitors. Also included are personnel costs for our research and product development employees, non-personnel costs such as professional fees payable to third parties for preclinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs.

We estimate preclinical and clinical study and research expenses based on the services performed, pursuant to arrangements with contract research organizations, or CROs that conduct and manage preclinical and clinical studies and research services on our behalf. We estimate these expenses based on regular reviews with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. Based upon the combined inputs of internal and external resources, if the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party vendors. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

To date, there have been no material differences from our accrued estimated expenses to the actual clinical trial expenses; and our methodology and assumptions used in developing these estimates have not changed materially during the periods presented. Due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

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

Income Taxes

We account for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the consolidated financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

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

As of December 31, 2021, our total net deferred tax assets were $58.6 million. A valuation allowance is established against the net deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to a lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, or NOLs. Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 of the Code. Similar rules may apply under state tax laws. Our ability to use our remaining NOLs may be further limited if we experience an ownership change in connection with future offerings or as a result of future changes in our stock ownership.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$60,795	$61,307	(512)	(0.8)%
General and administrative	29,523	17,586	11,937	67.9%
Loss from operations	(90,318)	(78,893)	11,425	14.5%
Interest income	620	2,044	(1,424)	(69.7)%
Other expense, net	(247)	—	247	100.0%
Net loss	$(89,945)	$(76,849)	$13,096	17.0%

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended December 31,		Change
	2021	2020	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$25,639	$42,166	(16,527)	(39.2)%
COR588	4,989	1,952	3,037	155.6%
Other direct research costs	3,503	2,352	1,151	48.9%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	24,861	13,412	11,449	85.4%
Facilities and other research and development expenses	1,803	1,425	378	26.5%
Total research and development expenses	$60,795	$61,307	(512)	(0.8)%

Research and development expenses were $60.8 million for the year ended December 31, 2021, compared to $61.3 million for the year ended December 31, 2020, an decrease of $0.5 million.

The costs for atuzaginstat (COR388) development, used in our GAIN Phase 2/3 clinical trial, decreased $16.5 million from the prior year due to a $15.7 million decrease in clinical trial costs for atuzaginstat (COR388) and $3.1 million decrease in drug manufacturing costs related to atuzaginstat (COR388) as the GAIN clinical trial substantially concluded early in the fourth quarter of 2021. These decreases were offset by increases in biomarker work of $1.5 million related to the GAIN trial samples and an increase in consulting expenses of $0.8 million related to statistical analysis and other efforts to conclude the trial and analyze results. We anticipate continued overall expenses to decrease relating to atuzaginstat (COR388) as we finish our biomarker and statistical analysis in the first quarter of 2022 and explore new indications for our drug including, but not limited to oncology and periodontitis.

During the year ended December 31, 2021, we initiated a Phase 1 SAD/MAD trial for our new compound COR588 in a cohort of healthy participants in Australia with study results expected in the second quarter of 2022. We incurred $5.0 million in costs for the year ended December 31, 2021, an increase of $3.0 million from the prior year. This increase was primarily due to $1.1 million in drug manufacturing costs, $0.9 million in clinical trial costs, and $1.0 million for preclinical toxicology and DMPK studies. We expect increased costs for this compound as it moves through the Phase 1 clinical study which began in August, 2021. Additionally, other direct research costs increased $1.2 million primarily due to pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803 and other preclinical research.

For the year ended December 31, 2021, we experienced a net increase of $11.4 million in personnel related expenses due to an increase in headcount as we prepared for GAIN clinical trial results and scaled our clinical manufacturing operating relationships and capabilities during 2021 for increased COR588 and other pipeline activities. The increase was comprised of compensation and benefit costs of $3.4 million and $8.0 million in allocated stock-based compensation costs.

Facilities and other research and development expenses increased $0.4 million for the year ended December 31, 2021 primarily due to a $0.1 million increase in regulatory and quality assurance consulting expenses and an additional $0.1 million increase in rent expense.

General and Administrative Expenses

General and administrative expenses increased by $11.9 million to $29.5 million for the year ended December 31, 2021 from $17.6 million for the year ended December 31, 2020. The increase in general and administrative expenses consists of a $9.2 million increase primarily due to increases in our employee headcount to support our growing operations, which was comprised of compensation and benefits costs of $1.8 million and $7.4 million in allocated stock-based compensation, $1.2 million in consulting and marketing expenses, $0.5 million in insurance expense, and $0.6 million in other professional, legal, and audit and tax expenses. As well as an increase of $0.4 million in facilities and other general and administrative expenses.

As a result of the previously mentioned cost reduction program, we anticipate that both our research and development and general and administrative expenses will decrease in 2022 compared to 2021 as we adjust our expenses to support our current drug development strategy.

Interest Income

For the year ended December 31, 2021, interest income decreased $1.4 million or 69.7% due to decreased average cash and investment balances and decreases in the overall yield of the investment portfolio during the year.

Other Expense

Other expense increased by $0.2 million for the year ended December 31, 2021 compared to $0 for the year ended December 31, 2020. The increase was primarily due to unrealized losses resulting from changes in foreign exchange rates.

Liquidity and Capital Resources

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $236.6 million. To date we have funded our operations primarily from the sales of our equity securities. As of December 31, 2021, we had cash, cash equivalents and investments of $126.7 million. Based on our current business plans, we believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies, whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the year ended December 31, 2021, we had not sold any shares of common stock under this agreement.

During the period of January 1, 2022 through February 24, 2022, we sold 51,769 shares of common stock, resulting in net proceeds of approximately $608,000, after commissions and other offering costs.

In response to the reprioritization of our pipeline on February 2, 2022, the Board of Directors approved a cost reduction program to rationalize operations and allow continued support for the needs of the business following the clinical hold on atuzaginstat (COR388) Investigational New Drug application (IND 134303). Under the Plan, we plan to reduce headcount by approximately 53% through a reduction in our workforce. A majority of the reduction in force will take place by March 2022, and is expected that the remainder will be completed by July 2022. In connection with the cost reduction program, we estimate that we will incur expenses of up to approximately $2.1 million substantially all of which will be cash expenditures relating to severance through the third quarter of 2022. These estimates are subject to a number of assumptions, and actual results may differ.

We anticipate the cost reduction program will result in annual savings of approximately $8 million to $8.5 million in the year ending December 31, 2022 (excluding share-based compensation and any one-time costs related to strategic actions).

Our product candidates are still in clinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•
the progress, costs, trial design, results of and timing of other clinical trials of atuzaginstat (COR388) and COR588, including our Phase 2 PEAK trial for Parkinson’s disease and for potential additional indications that we may pursue beyond Alzheimer’s and Parkinson’s disease including oncology and periodontal disease;

•
the progress, costs, trial designs, results of and timing of clinical trial of COR588 or other pipeline compounds we advance through the drug development process.
•
the willingness of the FDA or EMA to accept our completed and planned clinical and preclinical studies and other work, as the basis for review and approval of atuzaginstat (COR388) or our other compounds for their respective indications;
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
•
our ability to realize cost savings from our recently implemented cost reduction program;
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•
the economic and other terms, timing of and success of any collaboration, licensing or other arrangements into which we may enter in the future.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our drug candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the supply chain, credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(62,932)	$(50,818)
Investing activities	58,952	(52,431)
Financing activities	6,808	118,876
Effect of exchange rate changes on cash	55	—
Net increase in cash and cash equivalents	$2,883	$15,627

Operating Activities

Net cash used in operating activities was $62.9 million for the year ended December 31, 2021, and $50.8 million for the year ended December 31, 2020. Cash used in operating activities in the year ended December 31, 2021 was primarily due to our net loss for the period of $89.9 million, which included non-cash expenses of $31.3 million, including $29.9 million in stock-based compensation, and a net decrease in accounts payable and accrued expenses and other current liabilities of $3.3 million and increases in our current assets of $1.0 million.

Net cash used in operating activities was $50.8 million for the year ended December 31, 2020. Cash used in operating activities in the year ended December 31, 2020 was primarily due to our net loss for the period of $76.8 million, which included non-cash expenses of $15.8 million, including $14.5 million in stock-based compensation, and a net increase in accounts payable and accrued expenses and other current liabilities of $7.9 million and decreases in our current assets of $2.4 million.

Investing Activities

Cash provided in investing activities was $59.0 million in the year ended December 31, 2021, primarily related to the purchase of investments of $38.8 million, maturities of investments of $98.0 million and the purchase of equipment of $0.2 million.

Cash used in investing activities was $52.4 million in the year ended December 31, 2020, primarily related to the purchase of investments of $187.1 million, maturities of investments of $134.8 million and the purchase of equipment of $0.1 million.

Financing Activities

Cash provided by financing activities was $6.8 million in the year ended December 31, 2021, which consisted of net proceeds from the exercise of stock options during the period.

Cash provided by financing activities was $118.9 million in the year ended December 31, 2020, which consisted of net proceeds of $117.6 million from our private placement and $1.3 million from the exercise of stock options.

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating and finance leases, drug manufacturing, preclinical and clinical contract obligations. See Note 6 to the Consolidated Financial Statements for amounts outstanding for operating and finance leases on December 31, 2021.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and therefore, are cancellable contracts. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $7.7 million in our consolidated balance sheet for expenditures incurred by these vendors as of December 31, 2021. We have approximately $15.6 million in cancellable future commitments based on existing contracts as of December 31, 2021.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021 and December 31, 2020.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable debt securities. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2021 and 2020, we had cash, cash equivalents, and marketable debt securities totaling $126.7 million and $184.3 million, respectively, which include bank deposits, money market funds, U.S. government treasury and agency securities, and investment-grade corporate bond securities which are subject to default, changes in credit rating, and changes in market value. The securities in our investment portfolio are classified as available for sale and are subject to interest rate risk and will decrease in value if market interest rates increase. Due to recent supply chain issue and other inflationary concerns both in the United States and worldwide and recent U.S. Federal Reserve commentary, we expect that the interest yield on our investments may increase over the next several years. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on the fair market value of our cash equivalents and marketable debt securities as of December 31, 2021 and 2020. To date, we have not experienced a loss of principal on any of our investments and as of December 31, 2021, we did not record any allowance for credit loss from our investments.

Foreign Currency Risk

We face foreign exchange risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Due to the uncertain timing of expected payments in foreign currencies, we do not utilize any forward exchange contracts. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made. Volatile market conditions arising from the COVID-19 pandemic and supply chain shortages may result in significant changes in exchange rates, and in particular a change in foreign currencies values relative to the U.S. dollar may affect our operating expenses as expressed in U.S. dollars. An adverse movement in foreign exchange rates could have a material effect on payments made to foreign suppliers. For the year ended December 31, 2021, a majority of our expense activities and capital expenditures were denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Cortexyme, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Cortexyme, Inc.

South San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cortexyme, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for prepaid and accrued clinical trial expenses

As disclosed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred, which include costs relating to clinical trial activities. Expenses related to clinical trial studies are based on estimates of the services received and efforts expended pursuant to contracts with each of the Contract Research Organizations (“CROs”) and investigative sites. Tracking the progress of the clinical trials, including payments made by the Company and by the CROs, allows the Company to record the appropriate expense, prepayments, and accruals under the terms of the agreements. As described in Note 5 to the consolidated financial statements, the Company recorded prepaid research and development expenses and accrued research and development expenses of $1,899,000 and $7,108,000 as of December 31, 2021, respectively, which includes prepayment and accrual for clinical trial expenses.

We identified the auditing of the Company’s prepaid and accrued clinical trial expenses as a critical audit matter. When estimating prepaid and accrued clinical trial expenses, the Company considers several factors including clinical trial budgets, contract amendments, the high volume of data received from the investigative sites and CROs to determine progress toward completion, and payments made.   Additionally, due to the long duration of clinical trials and the timing of invoicing received from CROs and investigative sites, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

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

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Cortexyme, Inc.

South San Francisco, California

Opinion on Internal Control over Financial Reporting

We have audited Cortexyme Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

San Jose, California

March 1, 2022

CORTEXYME, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$69,724	$66,841
Short term investments	37,078	66,979
Prepaid expenses and other current assets	4,871	4,042
Total current assets	111,673	137,862
Property and equipment, net	263	427
Operating lease right-of-use assets, net	1,165	674
Long term investments	19,933	50,464
Other assets	194	39
Total assets	$133,228	$189,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,911	$3,555
Accrued expenses and other current liabilities	9,311	13,441
Total current liabilities	14,222	16,996
Long-term operating lease liabilities	420	208
Total liabilities	14,642	17,204
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,074,412 and 29,543,222 issued and outstanding as of December 31, 2021 and 2020, respectively	30	29
Additional paid in capital	355,234	318,574
Accumulated other comprehensive income (loss)	(79)	313
Accumulated deficit	(236,599)	(146,654)
Total stockholders’ equity	118,586	172,262
Total liabilities and stockholders’ equity	$133,228	$189,466

See accompanying notes to the consolidated financial statements

CORTEXYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except for share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$60,795	$61,307	$30,214
General and administrative	29,523	17,586	8,954
Total operating expenses	90,318	78,893	39,168
Loss from operations	(90,318)	(78,893)	(39,168)
Interest income	620	2,044	2,188
Other expense	(247)	—	—
Net loss	(89,945)	(76,849)	(36,980)
Other comprehensive income / (loss):
Foreign currency translation adjustments	20	—	—
Unrealized gain / (loss) on available for sales securities	(412)	253	109
Total comprehensive loss	$(90,337)	$(76,596)	$(36,871)
Net loss per share - basic and diluted	$(3.03)	$(2.63)	$(1.94)
Weighted average shares of common stock outstanding - basic and diluted	29,718,506	29,176,232	19,031,940

See accompanying notes to the consolidated financial statements

CORTEXYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity / (Deficit)
Balance January 1, 2019	9,008,919	$17,178	9,152,108	$86,868	3,412,366	$3	$245	$(49)	$(32,825)	$(32,626)
Conversion of redeemable convertible preferred stock to common stock	(9,008,919)	(17,178)	(9,152,108)	(87,816)	18,161,027	18	104,976	—	—	104,994
Vesting of Series B redeemable convertible preferred stock in lieu of rent	—	—	—	948	—	—	—	—	—	—
Initial public offering of common stock, net of issuance costs of $8,427	—	—	—	—	5,073,800	5	77,822	—	—	77,827
Exercise of stock options	—	—	—	—	194,279	1	96	—	—	97
Stock based compensation	—	—	—	—	—	—	2,056	—	—	2,056
Exercise of stock warrant	—	—	—	—	27,941	—	1	—	—	1
Unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	—	—	(36,980)	(36,980)
Balance December 31, 2019	—	$—	$—	$—	26,869,413	$27	$185,196	$60	$(69,805)	$115,478
Issuance of common stock in connection with private placement, net of issuance costs of $7,372	—	—	—	—	2,500,000	2	117,626	—	—	117,628
Exercise of stock options	—	—	—	—	173,809	—	1,282	—	—	1,282
Stock based compensation	—	—	—	—	—	—	14,470	—	—	14,470
Unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	253	—	253
Net loss	—	—	—	—	—	—	—	—	(76,849)	(76,849)
Balance December 31, 2020	—	$—	$—	$—	29,543,222	$29	$318,574	$313	$(146,654)	$172,262
Exercise of stock options	—	—	—	—	531,190	1	6,807	—	—	6,808
Stock based compensation	—	—	—	—	—	—	29,853	—	—	29,853
Foreign currency translation adjustment								20		20
Unrealized gain (loss) on available for sale investments	—	—	—	—	—	—	—	(412)	—	(412)
Net loss	—	—	—	—	—	—	—	—	(89,945)	(89,945)
Balance December 31, 2021	—	$—	$—	$—	30,074,412	$30	$355,234	$(79)	$(236,599)	$118,586

See accompanying notes to the consolidated financial statements

CORTEXYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net Loss	$(89,945)	(76,849)	(36,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	199	367	367
Stock based compensation	29,853	14,470	2,056
Depreciation and amortization	344	332	188
Amortization of premium / (discount) on available for sale investments	878	635	(812)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(829)	2,184	(5,324)
Other assets	(155)	178	(207)
Accounts payable	1,356	480	2,580
Accrued expenses and other current liabilities	(4,633)	7,385	4,855
Net cash used in operating activities	(62,932)	(50,818)	(33,277)
Cash flow from investing activities:
Purchase of investments	(38,789)	(187,141)	(135,415)
Proceeds from maturities of investments	97,921	134,762	117,723
Purchase of property and equipment	(180)	(52)	(55)
Net cash provided by (used in) investing activities	58,952	(52,431)	(17,747)
Cash flows from financing activities:
Payments of finance leases	—	(34)	(559)
Proceeds from issuance of commons stock upon exercise of stock options	6,808	1,282	97
Proceeds from stock warrant exercise	—	—	1
Proceeds from initial public offering, net of stock offering costs	—	—	77,827
Proceeds from private placement offering, net of issuance costs	—	117,628	—
Net cash provided by financing activities	6,808	118,876	77,366
Effect of exchange rate changes on cash	55	—	—
Net increase in cash and cash equivalents	2,883	15,627	26,342
Cash and cash equivalents at beginning of period	66,841	51,214	24,872
Cash and cash equivalents at end of period	$69,724	66,841	51,214

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,254	$620	$878
Conversion of Series A redeemable convertible preferred stock to common stock on initial public offering	$—	$—	$17,178
Conversion of Series B redeemable convertible preferred stock to common stock on initial public offering	$—	$—	$87,816
Acceleration of vesting of Series B redeemable convertible preferred stock on initial public offering	$—	$—	$856

See accompanying notes to the consolidated financial statements

CORTEXYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Description of Business

Cortexyme, Inc. (the “Company”) was incorporated in the State of Delaware in June 2012 and is headquartered in South San Francisco, California. In April 2021, the Company established a wholly owned subsidiary in Australia, Cortexyme Australia, Pty Ltd. The Company is a clinical stage biopharmaceutical company focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. The Company’s pipeline includes proprietary drug candidates for the treatment of CNS disorders including Alzheimer’s disease, oncology applications designed to the development of oral squamous cell carcinoma, as well as for the treatment of underserved and chronic conditions like periodontitis. The Company’s pipeline also includes a proprietary irreversible protease inhibitor under development for the treatment of coronavirus infection.

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

In addition, in connection with the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 18,161,027 shares of common stock, and there are no shares of redeemable convertible preferred stock outstanding as of December 31, 2021.

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of December 31, 2021, the Company had an accumulated deficit of $236.6 million. Since inception through December 31, 2021, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the IPO and from the net proceeds from the PIPE Financing. As of December 31, 2021, the Company had cash, cash equivalents, and short-term investments of $106.8 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying consolidated financial statements. The Company also has long-term investments of $19.9 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Cortexyme, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the instructions of the SEC on Form 10-K through the rules and interpretive releases of the SEC under federal securities law.

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

Foreign Currency Translation and Transactions

The functional currency of the Company’s wholly-owned subsidiary is the Australian Dollar. Its financial results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss), as a separate component of equity.

Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the consolidated statements of operations and comprehensive income.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s drug candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers. The Company’s drug candidate will require approvals from the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any drug candidate will receive the necessary approvals. On January 25, 2022, the Company received a letter from the FDA Division of Neurology 1 placing a full clinical hold on atuzaginstat (COR388) IND. Other divisions of the FDA may impose a clinical hold on atuzaginstat (COR388) as the Company explores other indications for this drug, or otherwise limit the Company’s ability to proceed with other clinical programs in the Company's pipeline, which could have a materially adverse impact on the Company.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents include marketable securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as short-term investments. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term investments. Collectively, cash equivalents, short-term investments and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive loss in the consolidated statements of operations and included as a separate component of consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Realized gains and losses are included in interest income in the consolidated statements of operations and comprehensive loss.

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

The Company did not recognize any impairment charges for the years ended December 31, 2021, 2020 and 2019.

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as of January 1, 2019 using the modified retrospective method. The results for years ended December 31, 2021, 2020, and 2019 are presented under ASC 842. The Company also elected the package of practical expedients under the transition guidance that will retain the historical lease classification and initial direct costs for any leases that existed prior to adoption of the new guidance and the practical expedient to not separate lease and non-lease components.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. Stock-based awards granted include stock options with service-based vesting. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with service-based vesting on the date of grant utilizes the Black-Scholes option-pricing model and is impacted by its common stock price as well as other variables including: but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. The fair value of a stock-based award is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur. The Company uses a Monte Carlo Simulation model to estimate the grant date fair value of stock option awards with market-based performance conditions.

Redeemable Convertible Preferred Stock

The Company recorded all shares of convertible preferred stock at their respective fair values less issuance costs on the dates of issuance. The convertible preferred stock was recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders. Additionally, holders with 60% of majority had the right to demand redemption on or after May 23, 2025. In the event of a change of control of the Company, proceeds received from the sale of such shares would have been distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation unless the holders of convertible preferred stock had converted their shares of convertible preferred stock into shares of common stock. The Company determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. In connection with the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 18,161,027 shares of common stock, and there are no shares of redeemable convertible preferred stock outstanding as of December 31, 2021.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the consolidated financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

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

Comprehensive Income (Loss)

The Company is required to report all components of comprehensive income (loss), including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company had unrealized gain from its available-for-sale securities during the years ended December 31, 2020 and 2019 and an unrealized loss from its available-for sale securities and cumulative translation adjustment during the year ended December 31, 2021, which are considered other comprehensive income (loss).

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, warrants and common stock options are considered to be potentially dilutive securities. Because the Company reported a net loss for the years ended December 31, 2021, 2020 and 2019, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for both periods.

Recent Accounting Pronouncements Adopted

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the consolidated financial statements by focusing on requirements that clearly communicate the most important information to users of the consolidated financial statements. The Company adopted this effective January 1, 2020. The adoption of this pronouncement did not have a material impact on its consolidated financial statements or disclosures.

In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted the standard prospectively on January 1, 2020. The adoption of this pronouncement did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its consolidated financial statements:

Financial Instruments—Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which established that a one-time determination of the effective date for ASU 2016-13 would be based on the Company’s SEC reporting status as of November 15, 2019. The Company was a Smaller Reporting Company as defined by the SEC, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its consolidated financial statements.

ASU 2021-10, Disclosures by Business Entities about Government Assistance In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)," which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company is evaluating the impact of the guidance on its financial statements.

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

The Company's financial instruments are carried in the accompanying consolidated balance sheets at amounts that approximate fair value.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2021 and 2020 are presented in the following tables (in thousands):

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$15,954	$15,954	$—	$—
Certificates of Deposit	11,503	—	11,503	—
Repurchase Agreements	13,500	—	13,500	—
Corporate notes	38,397	—	38,397	—
Government and agency notes	5,178	—	5,178	—
Municipal notes	1,933	—	1,933	—
Total	$86,465	$15,954	$70,511	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$15,661	$15,661	$—	$—
Certificates of Deposit	30,765	—	30,765	—
Repurchase Agreements	15,000	—	15,000	—
Corporate notes	75,426	—	75,426	—
Government notes	8,296	—	8,296	—
Commercial Paper	3,446	—	3,446	—
Total	$148,594	$15,661	$132,933	$—

Note 4: Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents:
Cash	$40,270	$35,690
Money market funds	15,954	15,661
Repurchase agreements	13,500	15,000
Certificates of deposit	—	490
Total cash and cash equivalents	$69,724	$66,841

Short-term investments:
Certificates of deposit	$6,928	$23,387
Municipal notes	1,283	2,365
Corporate notes	25,675	34,991
Government and agency notes	3,192	6,236
Total short-term investments	$37,078	$66,979

Long-term investments
Corporate notes	$12,722	$40,435
Certificates of deposit	4,575	6,888
Municipal notes	650	1,081
Government and agency notes	1,986	2,060
Total long-term investments	$19,933	$50,464

The investments are classified as available-for-sale securities. As of December 31, 2021, the weighted average remaining contractual maturities of available-for-sale securities was approximately 9 months. At December 31, 2021 and 2020, the unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other comprehensive income (loss). There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the years ended December 31, 2021, 2020 or 2019 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2021. Management evaluates securities for other-than-temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under FASB Accounting Standards Codification (ASC) Topic 320, Accounting for Certain Investments in Debt and Equity Securities. OTTI under the ASC Topic 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. The Company believes it had no other-than-temporary impairments on these securities as of December 31, 2021.

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,954	$—	$—	$15,954
Certificates of Deposit	11,511	12	(20)	11,503
Repurchase Agreements	13,500	—	—	13,500
Corporate notes	38,470	6	(79)	38,397
Government and agency notes	5,195	—	(17)	5,178
Municipal notes	1,934	—	(1)	1,933
Total cash equivalents and investments	$86,564	$18	$(117)	$86,465

Classified as:
Cash equivalents (maturities within 90 days)				$29,454
Short-term investments (maturities within one year)				37,078
Long-term investments (maturities beyond 1 year)				19,933
Total cash equivalents and investments				$86,465

	Fair Value Measurements at December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,661	$—	$—	$15,661
Certificates of Deposit	30,603	162	—	30,765
Repurchase Agreements	15,000	—	—	15,000
Corporate notes	75,298	183	(55)	75,426
Government notes	8,274	22	—	8,296
Commercial Paper	3,445	1	—	3,446
Total cash equivalents and investments	$148,281	$368	$(55)	$148,594

Classified as:
Cash equivalents (maturities within 90 days)				$31,151
Short-term investments (maturities within one year)				66,979
Long-term investments (maturities beyond 1 year)				50,464
Total cash equivalents and investments				$148,594

Note 5: Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$333	$274
Prepaid insurance	1,144	964
Prepaid research and development expenses	1,899	2,110
Australia research and development refundable tax credit	1,128	—
Other current assets	367	694
Total prepaid expenses and other current assets	$4,871	$4,042

Cortexyme Australia, Pty, Ltd, is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $1.1 million, $0 million, and $0 million for the years ended December 31, 2021, 2020, and 2019 respectively.

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computer equipment	$53	$33
Lab equipment	528	405
Finance lease right of use assets	557	557
Leasehold improvement	58	21
Office furniture	26	26
Less: accumulated amortization and depreciation	(959)	(615)
Property and equipment, net	$263	$427

Depreciation expense for property and equipment was $344,000, $332,000 and $188,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Personnel expenses	$820	$2,415
Professional fees	462	141
Research and development expenses	7,108	10,603
Current portion of operating lease liabilities	741	238
Other	180	44
Total accrued expenses and other current liabilities	$9,311	$13,441

Note 6. Leases

Real Estate Operating Leases

In June 2018, the Company entered into a three-year lease agreement with no renewal options with an investor in the Series B redeemable convertible preferred stock. The lease began on July 16, 2018 and provides 3,185 square feet of office and laboratory space in South San Francisco, California. The Company issued 114,437 shares of its Series B redeemable convertible preferred stock with a fair value of $1.1 million in exchange for the leased facility. No other payments were due under the lease. The common area maintenance and other operating costs are included in the base rent. 100% of the issued shares were initially subject to a repurchase option. Pursuant to the terms of the lease, each month beginning on the one-month anniversary of the commencement date of the lease, 1/36th of the total shares are released from the repurchase option until all shares are released over the lease period of three years. The scheduled release of shares ceased immediately upon the IPO which was a terminating event.

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

In May 2021, the Company entered into a third amendment to the lease agreement to extend the term of its existing facility space to July 15, 2022 under the same terms as its existing facility lease except the terms of payment. The lease amendment provides for one-year extension period under the same terms. The Company paid a security deposit of $105,000, which is included in Other Assets on the December 31, 2021 consolidated balance sheets. As a result of this amendment, the Company recognized an additional right-of-use asset and corresponding lease liability of $1.2 million. In the same agreement, the Company also agreed to rent additional space effective July 16, 2021 for a period of 12 months. The lease amendment provides for one-year extension period and is included in the lease term as it is reasonably certain that the Company will exercise the option. The Company recognized an additional right of use asset and corresponding lease liability of $44,000 in July 2021. Total payments under the third amendment to the lease including the additional space will be $1.3 million.

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California for our clinical operations team. The lease agreement is for three years which commenced August 1, 2020. Total payments under the lease will be $337,000. The Company paid a security deposit of $29,000 and is included in Other Assets on our December 31, 2021 consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease asset of $326,000, which consists of an operating lease liability of $317,000 and cash rent prepayment of $9,000. The Company recognizes lease expense on a straight-line basis over the term of its operating lease.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of December 31, 2021, total future rent expense from all real estate operating leases of $1.1 million will be recognized over the remaining terms of 19 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. As of December 31, 2021 the lease expense has been fully recognized.

Clinical Equipment Financing Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreements and determined that they contain embedded finance leases. The Company recognizes the depreciation expense in research and development expenses in the statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term ranging from 20 to 34 months. Depreciation expense of the financing lease right of use asset for the years ended December 31, 2021, 2020, and 2019 were $220,000, $230,000, and $107,000, respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	December 31, 2021	December 31, 2020
Operating lease right of use asset, net	$1,165	$674
Short-term operating lease liability	741	238
Long-term operating lease liability	420	208
	$1,161	$446

Finance lease right of use asset	557	557
Finance lease accumulated amortization	(557)	(337)
Total finance lease right of use asset, net	$—	$220

Weighted average remaining lease term
Operating leases	1.6 years	1.6 years
Finance leases	— years	0.9 years

Weighted average discount rate
Operating leases	1.87%	2.10%
Finance leases	—%	—%

Year ended December 31,	Operating Lease
2022	757
2023	422
Total lease payments	1,179
Less: imputed interest	(18)
Total remaining lease liability	1,161

Lease costs for the years ended December 31, 2021, 2020, and 2019 were approximately:

	Years ended December 31,
	2021	2020	2019
Lease costs:
Finance lease amortization of right of use assets	$220	$230	$107
Operating lease costs	729	578	374
Short-term lease costs	66	92	11
Total lease costs	$1,015	$900	$492

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021 and 2020.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 8. Common Stock and Common Stock Warrant

Equity Transactions

On December 23, 2021, the Company entered into an Open Market Sales Agreement, with Jefferies LLC ("Jefferies"), whereby the Company may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the year ended December 31, 2021, the Company had not sold any shares of common stock under this agreement.

Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2021	2020
Options issued and outstanding under the 2019 Stock Plan	6,246,293	5,465,327
Shares available for issuance under 2019 Stock Plan	138,926	269,353
Shares available for issuance under the Employee Stock Purchase Plan	832,421	536,989
Total	7,217,640	6,271,669

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of any preferred stock that may be outstanding at the time. The Company has never declared any dividends on common stock. As of December 31, 2021 and 2020, the Company had 30,074,412 and 29,543,222 shares of common stock issued and outstanding, respectively.

Common Stock Warrant

In June 2014, in connection with a research grant and license agreement, the Company issued a warrant to purchase 27,941 shares of common stock at $0.03 per share. The grant date estimated fair value of such warrants was insignificant. The warrant was immediately exercisable and expires in June 2024. The warrant was fully exercised in May 2019.

Note 9. Equity Incentive Plans

On December 4, 2014, the Company’s stockholders approved the 2014 Stock Plan (“2014 Plan”), and amended the 2014 Plan on April 25, 2019. The 2014 Plan was amended, restated and re-named the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective as of May 7, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The remaining shares available for issuance under the 2014 Plan were added to the shares reserved for issuance under the 2019 Plan.

The 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. The maximum aggregate number of shares that may be issued under the 2019 Plan is 7,388,054 shares of the Company’s common stock. In addition, the number of shares available for issuance under the 2019 Plan will be annually increased on the first day of each of its fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Company’s Board of Directors may determine.

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

As of December 31, 2021, the Company had 138,926 shares available for future issuance under the 2019 Plan.

Stock Options

Activity for service-based stock options under the 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2018	1,885,504	$1.57	9.07	$1,253
Options granted	932,639	15.87	—	—
Options exercised	(194,279)	0.51	—	—
Options cancelled / forfeited	(229,930)	21.09	—	—
Balance at December 31, 2019	2,393,934	$5.35	8.62	$121,593
Options granted	2,798,645	42.95	—	—
Options exercised	(173,809)	7.38	—	—
Options cancelled / forfeited	(228,443)	42.56	—	—
Balance at December 31, 2020	4,790,327	$25.47	8.69	$49,723
Options granted	1,436,116	35.20	—	—
Options exercised	(531,190)	12.82	—	—
Options cancelled / forfeited	(123,960)	47.09	—	—
Balance at December 31, 2021	5,571,293	$28.70	8.26	$15,687
Options vested and expected to vest to December 31, 2021	5,571,293	28.70	8.26	15,687
Options exercisable at December 31, 2021	2,232,953	$19.91	7.29	$11,984

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock as of their respective balance sheet dates and the exercise price of outstanding options. The total intrinsic value of options exercised was $22,512,000, $6,697,000, and $887,000 for the years ended December 31, 2021, 2020, and 2019, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $25.66, $31.21, and $11.11 per share, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2021, 2020, and 2019 was $31.8 million, $10.5 million, and $1.2 million, respectively.

In 2021, 2020 and 2019, the Company recognized $26,140,000, $14,267,000, and $2,056,000 respectively, of stock-based compensation expense related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements. As of December 31, 2021, total unamortized employee stock-based compensation was $79.3 million, which is expected to be recognized over the remaining estimated vesting period of 2.88 years.

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

The Company recognized stock-based compensation expense of $3,713,000 and $203,000 in 2021 and 2020 respectively relating to these PSOs. The weighted-average grant date fair value of the PSOs granted during 2020 was $14.90 per share. As of December 31, 2021, total unamortized stock-based compensation related to PSOs was $6.1 million, which is expected to be recognized over the remaining estimated vesting period of 1.80 years. Total intrinsic value for PSOs outstanding was $0 as of December 31, 2021.

The following table summarizes activity under the Company’s PSOs from the 2019 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Balance at December 31, 2020	675,000	$29.60	9.94
Balance at December 31, 2021	675,000	29.60	8.94
Outstanding	675,000	$29.60	8.94
Vested	—	—	—

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 and the allocation within the statements of operations and comprehensive loss (in thousands):

	2021	2020	2019
General and administrative expense	$14,792	$7,441	$1,378
Research and development expense	15,061	7,029	678
Total stock-based compensation	$29,853	$14,470	$2,056

The Company estimates the fair value of its service-based stock option awards utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award. Forfeitures are recognized as they occur. The following weighted average assumptions were used to calculate the fair value of stock-based compensation for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Expected volatility	87.56%	86.69%	80.19%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.23	6.23	6.25
Risk-free interest rate	1.15%	0.80%	1.90%

Expected Term — The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.

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

Note 10. Related Party Transactions

As described in Note 1, on February 10, 2020, the Company issued and sold shares of common stock at a purchase price of $50.00 per share in a private placement. In the private placement, the Company issued and sold 30,000 shares of common stock for an aggregate purchase price of $1,500,000 to an entity affiliated with David A. Lamond, Chairman of the Company’s Board of Directors.

In the first quarter of 2021, the Company entered into two agreements with LifeSci Advisors, LLC for non-capital advisory consulting services. The Company’s Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, Christopher Lowe, has an investment in a sister entity to LifeSci Advisors, LLC whose business is unrelated to the services being offered by LifeSci Advisors, LLC to the Company. For the year ended December 31, 2021, the Company has incurred total expenses of $586,000 related to these agreements. This is recorded in general and administrative expenses included in the Consolidated Statements of Operations and Comprehensive Loss.

Note 11. Income taxes

The components of the Company's loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
United States	$(87,907)	$(76,849)	$(36,980)
International	(2,038)	—	—
Total	$(89,945)	$(76,849)	$(36,980)

The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2021, 2020, and 2019.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.00%	21.00%	21.00%
State income taxes	0.96	0.55	-1.12
Income tax credits	2.17	2.14	3.67
Stock based compensation	1.68	0.44	(0.13)
Non-deductible expenses and others	0.26	—	(0.25)
Change in valuation allowance	(26.07)	(24.13)	(23.17)
	—%	—%	—%

As of December 31, 2021 and 2020, the components of the Company’s deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2021	2020
Deferred tax asset:
Federal and State net operating loss carryforwards	$44,933	$28,072
Stock based compensation	6,853	2,633
Other accruals	396	566
Tax credits	6,737	3,928
Gross deferred tax asset	58,919	35,199
Valuation allowance	(58,611)	(35,034)
Total deferred tax assets	308	165
Deferred tax liabilities:
Property and equipment	(5)	(14)
Capitalized leases	(303)	(151)
Gross deferred tax liabilities	(308)	(165)
Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $23.6 million and $18.5 million and $8.5 million respectively for the years ended December 31, 2021, 2020, and 2019.

At December 31, 2021, the Company has federal net operating loss carryforwards of approximately $207.9 million of which $192.0 million will not expire and $15.8 million begin expiring in 2034. The Company also has state net operating loss carryforwards of approximately $16.3 million which begin to expire in 2034. Additionally, the Company has federal tax credits of approximately $8.0 million which begin to expire in 2036 and state tax credits of approximately $2.3 million which do not expire.

At December 31, 2021 and 2020, the Company had foreign net operating loss carryforwards of approximately $0.6 million and $0 million, respectively, which have no expiration date.

Use of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before use.

Pursuant to the Internal Revenue Code, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has completed such an analysis pursuant to Sections 382 and 383 through December 31, 2020 and determined there was a change in control with an immaterial impact on the NOL available to offset future taxable income. The Company has reviewed the shareholder activity for the year ended December 31, 2021 and believe that no additional limitations have occurred.

Uncertain Tax Positions

The Company follows the provisions of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in the consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. It is the Company’s policy to include penalties and interest related to income tax matters in income tax expense

The Company is subject to taxation in the United States and Australia. Because of the net operating loss and research credit carryforwards, all of the Company’s tax years, from 2013 to 2021, remain open to U.S. federal, California, other state tax, and Australia examinations. There were no interest or penalties accrued at December 31, 2021, 2020, and 2019. The Company does not expect that our uncertain tax positions will materially change in the next twelve months. The additional uncertain tax benefits would not impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$1,976	$1,059	$356
Additions for tax positions taken in a prior year	—	—	168
Additions for tax positions taken in a current year	1,273	917	535
Ending balance	$3,249	$1,976	$1,059

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The Company reviewed the aspects of this law as it relates to income taxes and concluded that the CARES Act did not have a material impact to the Company’s 2020 provision for income taxes.

Note 12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except for share and per share amounts):

	December 31,
	2021	2020	2019
Numerator:
Net loss	$(89,945)	$(76,849)	$(36,980)
Denominator:
Weighted average common shares outstanding	29,718,506	29,176,232	19,031,940
Net loss per share, basic and diluted	$(3.03)	$(2.63)	$(1.94)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2021	2020	2019
Stock options issued and outstanding	5,571,293	4,790,327	2,393,934
Performance stock options	675,000	675,000	—
	6,246,293	5,465,327	2,393,934

Note 13. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions, and may make profit sharing contributions, in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the plan for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 14. Subsequent Events

On February 1, 2022, the Board of Directors (the "Board") accepted the resignation of Casey C. Lynch as the chairperson of the board and as the president and Chief Executive Officer, effective as of January 28, 2022. As of the effective date of her resignation Ms. Lynch held 26,294 options that were unvested and would have vested in February 2022. In connection with Ms. Lynch’s resignation, the Board agreed to accelerate the vesting of the remaining 26,294 options, and extend the exercise period on 574,206 vested options currently held to January 28, 2023. Additionally as part of the severance agreement, the Company made a cash severance payment of $604,000.

On February 1, 2022, the Board accepted the resignation of Stephen S. Dominy M.D. as a director on the Board and as the Chief Scientific Officer, effective as of January 28, 2022. As of the effective date of his resignation Dr. Dominy held 9,230 options that were unvested and would have vested in February 2022. In connection with Dr. Dominy's resignation, the Board agreed to accelerate the vesting of the remaining 9,230 options, and extend the exercise period on 315,659 vested options currently held to January 28, 2023. Additionally as part of the severance agreement, the Company made a cash severance payment of $326,250.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. In connection with that evaluation, our interim Chief Executive Officer, our Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2021. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting is effective.

Our independent registered public accounting firm, BDO USA, LLP, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of BDO USA, LLP is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our 2022 Proxy Statement under the caption “Proposal One: Election of Directors,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of the members of our board of directors, officers and employees. Information regarding our Code of Business Conduct and Ethics required by this item will be contained in our 2022 Proxy Statement under the caption “Code of Business Conduct and Ethics” and is hereby incorporated by reference. The full text of our Code of Business Conduct and Ethics is posted on the Investor Relations section of our website, which is located at https://ir.cortexyme.com/investor-relations, by clicking on “Governance Documents” in the “Governance” section of our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8 K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the location specified above.

Item 11. Executive Compensation

The information required by this item will be included in our 2022 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The information required in this item will be included in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in this item will be included in our 2022 Proxy Statement under the captions “Review, Approval or Ratification of Transactions with Related Parties” and “Independence of Directors,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is BDO USA, LLP, Chicago, Illinois, PCAOB Auditor ID 243.

The information required in this item will be included in our 2022 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Services,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

2. Consolidated Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38890	3.1	5/13/2019
3.2	Amended and Restated Bylaws	8-K	001-38890	3.2	5/13/2019
4.1	Specimen Stock Certificate	S-1/A	333-230853	4.1	4/29/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated May 23, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-230853	4.2	4/12/2019
4.3	Description of Securities	10-K	001-36276	4.3	3/1/2021
10.1+#	Severance Agreement, dated February 1, 2022, between Casey Lynch and the Registrant					X
10.2+#	Severance Agreement, dated February 1, 2022, between Stephen Dominy and the Registrant					X
10.3	Sub-Sublease Agreement by and between Cortexyme, Inc. and Verily Life Sciences LLC, dated June 18, 2018.	S-1	333-230853	10.1	4/12/2019
10.4	Amendment No. 1 to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated April 2, 2019.	10-Q	001-38890	10.1	8/9/2019
10.5	Second Amendment to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated May 26, 2020	10-Q	001-38890	10.1	8/14/2020
10.6	Third Amendment to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated July 15,2021	10-Q	001-38890	10.7	8/6/2021
10.7+	Form of Indemnification Agreement between Cortexyme, Inc. and each of its officers and directors.	S-1/A	333-230853	10.2	4/29/2019
10.8+	2014 Stock Plan, as amended as of November 28, 2018, and related forms of stock award agreements.	S-1	333-230853	10.3	4/12/2019
10.9+	2019 Equity Incentive Plan and forms of stock award agreements thereunder.	S-1/A	333-230853	10.4	4/29/2019
10.10+	2019 Employee Stock Purchase Plan.	S-1/A	333-230853	10.5	4/29/2019
10.11+	Executive Incentive Bonus Plan.	S-1	333-230853	10.6	4/12/2019
10.12+	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Caryn McDowell, Dated as of May 18, 2021	10-Q	001-38890	10.2	8/6/2021
10.13+	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Christopher Lowe, Dated as of May 18, 2021	10-Q	001-38890	10.3	8/6/2021
10.14+	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Leslie Holsinger, Dated as of May 18, 2021	10-Q	001-38890	10.4	8/6/2021
10.15+	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Michael Detke, Dated as of May 18, 2021	10-Q	001-38890	10.5	8/6/2021
10.16+	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Ted Monohon, Dated as of September 21, 2021	10-Q	001-38890	10.7	10/29/2021
10.17	Open Market Sales AgreementSM dated December 23, 2021, by and between Cortexyme, Inc. and Jefferies LLC	8-K	001-38890	10.1	12/23/2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act	X
32.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

* Furnished and not filed.

+ Indicates a management contract or compensatory plan or arrangement.

# Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information is both not material and is the type that the Registrant treats as private and confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cortexyme, Inc.

Date: March 1, 2022	By:	/s/ Christopher Lowe
Christopher Lowe
Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, Director

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Christopher Lowe and Caryn McDowell, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Lowe	Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and Director	March 1, 2022
Christopher Lowe	(Principal Executive Officer and Principal Financial Officer)

/s/ Ted Monohon	Chief Accounting Officer and Vice President, Finance	March 1, 2022
Ted Monohon	(Principal Accounting Officer)

/s/ David A. Lamond	Director	March 1, 2022
David A. Lamond

/s/ Margaret McLoughlin	Director	March 1, 2022
Margaret McLoughlin, Ph.D.

/s/ Una Ryan	Director	March 1, 2022
Una Ryan, OBE Ph.D.

/s/ Christopher J. Senner	Director	March 1, 2022
Christopher J. Senner