Form 10-Q
period 2022-03-31
Cortexyme, Inc.
filed 2022-05-10
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had 30,150,835 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Cortexyme, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021 (1)
ASSETS
Current assets:
Cash and cash equivalents	$67,564	$69,724
Short term investments	23,960	37,078
Prepaid expenses and other current assets	4,829	4,871
Total current assets	96,353	111,673
Property and equipment, net	230	263
Operating lease right-of-use assets, net	343	1,165
Long term investments	19,175	19,933
Other assets	29	194
Total assets	$116,130	$133,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,731	$4,911
Accrued expenses and other current liabilities	5,979	9,311
Total current liabilities	9,710	14,222
Long-term operating lease liabilities	40	420
Total liabilities	9,750	14,642
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,149,570 and 30,074,412 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	30	30
Additional paid in capital	365,096	355,234
Accumulated other comprehensive loss	(506)	(79)
Accumulated deficit	(258,240)	(236,599)
Total stockholders’ equity	106,380	118,586
Total liabilities and stockholders’ equity	$116,130	$133,228
(1)
The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$12,757	$16,824
General and administrative	9,106	6,489
Total operating expenses	21,863	23,313
Loss from operations	(21,863)	(23,313)
Interest income	72	227
Other income	150	—
Net loss	(21,641)	(23,086)
Other comprehensive income:
Foreign currency translation adjustments	(114)	—
Unrealized loss on available for sales securities	(313)	(124)
Total comprehensive loss	$(22,068)	$(23,210)
Net loss per share - basic and diluted	$(0.72)	$(0.78)
Weighted average shares of common stock outstanding - basic and diluted	30,134,445	29,554,921

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2022	30,074,412	$30	$355,234	$(79)	$(236,599)	$118,586
Issuance of common stock in connection with open market sales agreement, net of issuance costs of $19	51,769	—	608			608
Exercise of stock options	23,389	—	14	—	—	14
Stock based compensation	—	—	9,240	—	—	9,240
Foreign currency translation adjustment	—	—	—	(114)	—	(114)
Unrealized loss on available for sale investments	—	—	—	(313)	—	(313)
Net loss	—	—	—	—	$(21,641)	(21,641)
Balance March 31, 2022	30,149,570	$30	$365,096	$(506)	$(258,240)	$106,380

Balance January 1, 2021	29,543,222	$29	$318,574	$313	$(146,654)	$172,262
Exercise of stock options	32,722	—	441	—	—	441
Stock based compensation	—	—	6,991	—	—	6,991
Unrealized loss on available for sale investments	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	$(23,086)	(23,086)
Balance March 31, 2021	29,575,944	$29	$326,006	$189	$(169,740)	$156,484

See accompanying notes.

Cortexyme, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(21,641)	$(23,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	—	92
Stock based compensation	9,240	6,991
Depreciation and amortization	38	86
Amortization of premium on available for sale investments	135	202
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	42	1,192
Other assets	165	—
Accounts payable	(1,180)	(710)
Accrued expenses and other current liabilities	(2,890)	1,623
Net cash used in operating activities	(16,091)	(13,610)
Cash flow from investing activities:
Purchase of investments	(8,957)	(11,980)
Proceeds from maturities and sales of investments	22,375	43,660
Purchase of property and equipment	(5)	(37)
Net cash provided by investing activities	13,413	31,643
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	14	441
Proceeds from issuance of common stock in connection with open market sales agreement, net of issuance costs	608	—
Net cash provided by financing activities	622	441
Effect of exchange rate changes on cash	(104)	—
Net increase (decrease) in cash and cash equivalents	(2,160)	18,474
Cash and cash equivalents at beginning of period	69,724	66,841
Cash and cash equivalents at end of period	$67,564	$85,315

Supplemental disclosures of non-cash information:
Right-of-use asset and operating lease liability reduction as a result of lease modification	$(640)	$—

See accompanying notes.

Cortexyme, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Cortexyme, Inc. (the “Company”) was incorporated in the State of Delaware in June 2012 and is headquartered in South San Francisco, California. In April 2021, the Company established a wholly owned subsidiary in Australia, Cortexyme Australia, Pty Ltd. The Company is a clinical stage biopharmaceutical company focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. The Company’s pipeline includes proprietary drug candidates for the treatment of Central Nervous System ("CNS") disorders including Alzheimer’s disease, oncology applications designed to the development of oral squamous cell carcinoma, as well as for the treatment of underserved and chronic conditions like periodontitis. The Company’s pipeline also includes a proprietary irreversible protease inhibitor under development for the treatment of coronavirus infection.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2022, the Company had an accumulated deficit of $258.2 million. Since inception through March 31, 2022, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”), a private investment in public equity transaction (“PIPE Financing”), and an at-the-market offering under an open market sales agreement. As of March 31, 2022, the Company had cash, cash equivalents, and short-term investments of $91.5 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements. The Company also has long-term investments of $19.2 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Cortexyme, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

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

The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity as of March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the SEC on March 1, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s drug candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers. The Company’s drug candidate will require approvals from the U.S. Food and Drug Administration ("FDA") and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any drug candidate will receive the necessary approvals. On January 25, 2022, the Company received a letter from the FDA Division of Neurology 1 placing a full clinical hold on atuzaginstat (COR388) IND application. Other divisions of the FDA may impose a clinical hold on atuzaginstat (COR388) as the Company explores other indications for this drug, or otherwise limit the Company’s ability to proceed with other clinical programs in the Company's pipeline, which could have a materially adverse impact on the Company.

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures,

quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Although recently these restrictions are being modified and removed in many geographies, companies globally continue to take precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be a continuing, adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect the Company’s research and development, as well as operational activities. At this time, the Company continues to manage and mitigate potential disruptions to its research and future manufacturing and supply chain considerations. The Company has not experienced significant hinderances to its operations or material negative financial impacts as compared to prior periods. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments which are highly uncertain and cannot be predicted.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, eligibility of expenses for the Australia research and development refundable tax credits; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

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

Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the consolidated statements of operations and comprehensive loss.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

Recent Accounting Pronouncements Adopted

ASU 2021-10, Disclosures by Business Entities about Government Assistance. In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)," which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The adoption of this pronouncement did not have a material impact on its consolidated financial statements or disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2022 and December 31, 2021 are presented in the following tables (in thousands):

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$32,361	$32,361	$—	$—
Certificates of Deposit	8,227	—	8,227	—
Repurchase Agreements	5,000	—	5,000	—
Corporate notes	26,418	—	26,418	—
Government and agency notes	6,689	—	6,689	—
Municipal notes	1,706	—	1,706	—
Commercial Paper	2,895	—	2,895	—
Total	$83,296	$32,361	$50,935	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$15,954	$15,954	$—	$—
Certificates of Deposit	11,503	—	11,503	—
Repurchase Agreements	13,500	—	13,500	—
Corporate notes	38,397	—	38,397	—
Government and agency notes	5,178	—	5,178	—
Municipal notes	1,933	—	1,933	—
Total	$86,465	$15,954	$70,511	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$32,361	$—	$—	$32,361
Certificates of Deposit	8,305	1	(79)	8,227
Repurchase Agreements	5,000	—	—	5,000
Corporate notes	26,673	2	(257)	26,418
Government and agency notes	6,756	—	(67)	6,689
Municipal notes	1,716	—	(10)	1,706
Commercial Paper	2,897	—	(2)	2,895
Total cash equivalents and investments	$83,708	$3	$(415)	$83,296

Classified as:
Cash equivalents (maturities within 90 days)				$40,161
Short-term investments (maturities within one year)				23,960
Long-term investments (maturities beyond 1 year)				19,175
Total cash equivalents and investments				$83,296

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,954	$—	$—	$15,954
Certificates of Deposit	11,511	12	(20)	11,503
Repurchase Agreements	13,500	—	—	13,500
Corporate notes	38,470	6	(79)	38,397
Government and agency notes	5,195	—	(17)	5,178
Municipal notes	1,934	—	(1)	1,933
Total cash equivalents and investments	$86,564	$18	$(117)	$86,465

Classified as:
Cash equivalents (maturities within 90 days)				$29,454
Short-term investments (maturities within one year)				37,078
Long-term investments (maturities beyond 1 year)				19,933
Total cash equivalents and investments				$86,465

As of March 31, 2022, the remaining contractual maturities of available-for-sale securities was approximately 11 months. There have been no significant realized gains or losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2022, none of which have been in a loss position for more than a year. The Company believes it had no other-than-temporary impairments on these securities as of March 31, 2022, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

The investments are classified as available-for-sale securities. At March 31, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive income included activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three months ended March 31, 2022 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4: Cash, cash equivalents and investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$27,403	$40,270
Money market funds	32,361	15,954
Repurchase agreements	5,000	13,500
Corporate notes	902	—
Commercial Paper	1,898	—
Total cash and cash equivalents	$67,564	$69,724

Short-term investments:
Certificates of deposit	$2,981	$6,928
Municipal notes	1,172	1,283
Corporate notes	17,707	25,675
Government and agency notes	1,103	3,192
Commercial Paper	997	—
Total short-term investments	$23,960	$37,078

Long-term investments
Corporate notes	$7,809	$12,722
Certificates of deposit	5,246	4,575
Municipal notes	534	650
Government and agency notes	5,586	1,986
Total long-term investments	$19,175	$19,933

Note 5. Balance Sheet Components

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses	$352	$333
Prepaid insurance	385	1,144
Prepaid research and development expenses	2,047	1,899
Australia research and development refundable tax credit	1,558	1,128
Other current assets	487	367
Total prepaid expenses and other current assets	$4,829	$4,871

Cortexyme Australia, Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $1.1 million for the year ended December 31, 2021 and an additional $0.4 million for the three months ended March 31, 2022.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31	December 31
	2022	2021
Computer equipment	$52	$53
Lab equipment	528	528
Finance lease right of use assets	557	557
Leasehold improvement	63	58
Office furniture	26	26
Less: accumulated amortization and depreciation	(996)	(959)
Property and equipment, net	$230	$263

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Personnel expenses	$1,213	$820
Severance expense	261	—
Professional fees	600	462
Research and development expenses	3,485	7,108
Current portion of operating lease liabilities	299	741
Other	121	180
Total accrued expenses and other current liabilities	$5,979	$9,311

In response to the reprioritization of the Company's pipeline following the clinical hold on atuzaginstat (COR388) IND application, on February 2, 2022, the Board of Directors of the Company (the “Board”) approved a cost reduction program to rationalize operations and allow continued support for the needs of the business. Under the cost reduction program, the Company is reducing headcount by approximately 53% through a reduction in workforce. A majority of this reduction in force took place by March 31, 2022, and is expected that the remainder will be completed by July 2022. To be eligible for the severance payments, employees must remain with the company through their communicated severance date. The Company is recognizing the severance and related expenses over the requisite employment obligation period.

The total amount expected to be incurred as of the quarter ended March 31, 2022, in connection with the one-time termination benefits from the cost reduction program, is approximately $1.9 million. The total severance cost incurred for three months ended March 31, 2022 is $1.7 million, $0.9 million of which was recorded in research and development expense and $0.8 million was recorded in general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no severance costs for the three months ended March 31, 2021.

March 31,
2022
Beginning accrued severance	$-
Incurred during the period	1,687
Severance paid during the period	(1,426)
Ending accrued severance	$261

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

In May 2019, the Company entered into an amendment to the lease agreement to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company paid a one-time fee of approximately $63,000 for the additional space and the lease agreement terminated in July 2021. No other payments are due under the lease agreement and no renewal option is available. As the entire lease is prepaid, there is no associated lease liability.

In May 2020, the Company entered into a second amendment to the lease agreement to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company will pay rent monthly for the additional space and the lease agreement terminated in July 2021. The Company recorded an operating lease asset and liability of $172,000.

In May 2021, the Company entered into a third amendment to the lease agreement to extend the term of its existing facility space to July 15, 2022 under the same terms as its existing facility lease except the terms of payment. The lease amendment provides for one-year extension period under the same terms. As a result of this amendment, the Company recognized an additional right-of-use asset and corresponding lease liability of $1.2 million. In the same agreement, the Company also agreed to rent additional space effective July 16, 2021 for a period of 12 months. The lease amendment provides for one-year extension period and was included in the lease term as it was reasonably certain that the Company would exercise the option. The Company recognized an additional right of use asset and corresponding lease liability of $44,000 in July 2021. Total payments under the third amendment to the lease including the additional space would be $1.3 million.

In March 2022, in response to the reprioritization of the Company's pipeline following the clinical hold on atuzaginstat (COR388) IND application, the Company has decided not to exercise the one-year extension period which was previously included in the determination of the lease term at the time the lease was modified in May 2021. This reduction in lease term was determined to be a lease modification and as such, the lease liability was remeasured and corresponding ROU asset adjusted using an incremental borrowing rate at the date of modification. The Company reduced the ROU asset and lease liability by approximately $640,000. The Company paid a security deposit of $105,000, which is included in Prepaid Expenses and Other Current Assets on the March 31, 2022 condensed consolidated balance sheets.

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California for our clinical operations team. The lease agreement is for three years which commenced August 1, 2020. Total payments under the lease will be $337,000. The Company paid a security deposit of $29,000 and is included in Other Assets on our March 31, 2022 condensed consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease asset of $326,000, which consists of an operating lease liability of $317,000 and cash rent prepayment of $9,000.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of March 31, 2022, total future rent expense from all real estate operating leases of $329,000 will be recognized over the remaining terms ranging from 4 to 16 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. As of March 31, 2022, the lease expense has been fully recognized.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	March 31, 2022	December 31, 2021
Operating lease right of use asset, net	$343	$1,165
Short-term operating lease liability	299	741
Long-term operating lease liability	40	420
	$339	$1,161

Weighted average remaining lease term
Operating leases	0.8 years	1.6 years

Weighted average discount rate
Operating leases	2.34%	1.87%

Year ended December 31,	Operating Lease
2022 (excluding the three months ended March 31, 2022)	272
2023	70
Total lease payments	342
Less: imputed interest	(3)
Total remaining lease liability	339

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

The 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. The maximum aggregate number of shares that may be issued under the 2019 Plan is 8,591,030 shares of the Company’s common stock. In addition, the number of shares available for issuance under the 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.

The 2019 Plan may be amended, suspended or terminated by the Board at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the 2019 Plan as required by applicable law or listing requirements. Unless sooner terminated by the Board, the 2019 Plan will automatically terminate on April 23, 2029.

As of March 31, 2022, the Company had 52,908 shares available for future issuance under the 2019 Plan.

Stock Options

Activity for service-based stock options under the 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2021	5,571,293	$28.70	8.26	$15,687
Options granted	1,087,058	13.22
Options exercised	(23,389)	0.58
Options cancelled / forfeited	(411,564)	36.68
Balance at March 31, 2022	6,223,398	$25.58	8.16	$5,225
Options vested and expected to vest as of March 31, 2022	6,223,398	25.58	8.16	5,225
Options exercisable as of March 31, 2022	2,557,002	$20.81	7.01	$4,513

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $7,024,000 and $6,077,000, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements. As of March 31, 2022, total unamortized employee stock-based compensation was $57.1 million, which is expected to be recognized over the remaining estimated vesting period of 2.76 years.

Performance Stock Options (“PSOs”)

The following table summarizes activity under the Company’s PSOs from the 2019 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Outstanding balance at December 31, 2021	675,000	$29.60	8.94
Surrendered	(400,000)	$29.60	—
Vested	—	—	—
Outstanding balance at March 31, 2022	275,000	$29.60	8.70

In February 2022, the Company and certain executive officers agreed to voluntarily surrender 400,000 of the PSOs. As a result of the surrender, the Company accelerated the total remaining expense on these options and recognized approximately $3.6 million in compensation expense during the quarter ended March 31, 2022.

In February 2022, the Company's Chief Executive Officer and Chief Scientific Officer resigned from the Company. As a result, the unvested PSOs were cancelled and the life to date expense of approximately $1.6 million was reversed in the quarter ended March 31, 2022.

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $2,044,000 and $914,000, respectively, related to these PSOs. As of March 31, 2022, there was no remaining unamortized stock-based compensation related to PSOs.

Restricted Stock Units (“RSUs”)

The following table summarizes activity under the Company’s RSUs from the 2019 Plan and related information:

	RSUs Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	—	—
RSUs granted	1,013,500	4.30
RSUs vested	—	—
RSUs cancelled	—	—
Unvested - March 31, 2022	1,013,500	$4.30

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. The total grant date fair value of the RSUs vested during the quarter ended March 31, 2021 was $0. The aggregate intrinsic value of the shares of the RSUs vested during the quarter ended March 31, 2022 was $0.

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $172,000 and $0, respectively, related to these RSUs. As of March 31, 2022, total unamortized stock-based compensation related to RSUs was $4.2 million, which is expected to be recognized over the remaining estimated vesting period of 1.92 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three months ended March 31, 2022 and 2021 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	March 31,
	2022	2021
General and administrative expense	$4,431	$3,478
Research and development expense	4,809	3,513
Total stock-based compensation	$9,240	$6,991

Employee Stock Purchase Plan

On April 24, 2019, the Board adopted its 2019 Employee Stock Purchase Plan (“2019 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on May 7, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2019 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 1,133,165 shares of common stock for issuance under the 2019 ESPP. In addition, the number of shares reserved for issuance under the 2019 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,589 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Board. The 2019 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The Company has not yet approved an offering under the 2019 ESPP.

Note 8. Related Party Transactions

In the first quarter of 2021, the Company entered into one agreement with LifeSci Advisors, LLC for non-capital advisory consulting services and was renewed during the first quarter of 2022. The Company’s Interim Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, Christopher Lowe, has an investment in a sister entity to LifeSci Advisors, LLC whose business is unrelated to the services being offered by LifeSci Advisors, LLC to the Company. For the three months ended March 31, 2022 and 2021, the Company has incurred total expenses of $73,000 and $48,000, respectively, related to these agreements. This is recorded in general and administrative expenses included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

On February 1, 2022, the Company announced that Casey C. Lynch stepped down as the chairperson of the Board and the

President and Chief Executive Officer, effective as of January 28, 2022. As of the effective date of her departure, Ms. Lynch held 26,294 options that were unvested and would have vested in February 2022. In connection with Ms. Lynch’s departure, the Board agreed to accelerate the vesting of the remaining 26,294 options, and extend the exercise period on 574,206 vested options currently held to January 28, 2023. Additionally as part of the severance agreement, the Company made a cash severance payment of $604,000 to Ms. Lynch.

On February 1, 2022, the Company announced that Stephen S. Dominy M.D. stepped down as a member of the Board and the

Chief Scientific Officer, effective as of January 28, 2022. As of the effective date of his departure, Dr. Dominy held 9,230 options that were unvested and would have vested in February 2022. In connection with Dr. Dominy's departure, the Board agreed to accelerate the vesting of the remaining 9,230 options, and extend the exercise period on 315,659 vested options currently held to January 28, 2023. Additionally as part of the severance agreement, the Company made a cash severance payment of $326,250 to Dr. Dominy.

Note 9. Income Taxes

The Company has a history of losses and expects to record a loss in 2022.

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

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2022	2021
Stock options issued and outstanding	6,223,398	4,856,521
Performance stock options	275,000	675,000
Restricted stock units	1,013,500	—
Total	7,511,898	5,531,521

Note 11. Subsequent Event

In April 2022, we continued to reduce personnel related costs and plan to reduce headcount by approximately an incremental

36%. A majority of this reduction will take place in May 2022 and is expected to be completed by July 2022. We estimate that we will incur expenses of up to approximately $0.7 million, substantially all of which will be cash expenditures relating to severance through the third quarter of 2022. These estimates are subject to a number of assumptions, and actual results may differ.

On May 7, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Plan”), pursuant to which the

Company reserved 4,000,000 shares of its common stock for issuance under the Inducement Plan to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company. The Inducement Plan was approved by the independent members of the Board of Directors of the Company.

On May 9, 2022 the Company entered into an agreement and plan of merger and reorganization (the “Merger Agreement”)

with Novosteo Inc. (“Novosteo”), a privately-held biotech company focused on targeted therapeutics to treat skeletal diseases, bone cancer and injury and certain other parties thereto. The Merger Agreement provides, among other things, that upon consummation of the Merger the Company will appoint Dirk Thye, M.D., the current Chief Executive Officer of Novosteo, as the Chief Executive Officer of the Company, and Karen Smith, M.D., Ph.D., the current Chief Medical Officer of Novosteo, as the Chief Medical Officer of the Company. In addition, the Company has agreed to expand the Company’s Board of Directors to appoint Dr. Thye and Philip Low, Ph.D., a current director of Novosteo, as Class II and Class I directors of the Company’s Board of Directors, respectively.

In connection with the merger, the Company will issue approximately 6 million shares of common stock in exchange for outstanding shares of Novosteo common stock and Novosteo equity awards, or approximately 19.99% of the Company’s securities on a fully diluted basis. Furthermore, the Merger Agreement provides that unaccredited Novosteo securityholders will receive cash in lieu of shares of common stock of the Company.

In connection with the consummation of the Merger, the Company plans to complete a corporate name change and operate under a new name, Quince Therapeutics, Inc., and to trade under the ticker symbol "QNCX" in the coming months. The Merger Agreement has been approved by the Board of Directors of both companies and is expected to close within the next 30 days; however, the consummation of the Merger is subject to customary closing conditions.

Novosteo is considered a related party to the Company through a shared directorship on both boards of directors. David

Lamond, the Chairman of the Board of the Company is also a member of the board of directors of Novosteo. Mr. Lamond is also an equity owner of the Company and Novosteo. Additionally, EPIQ Capital Group, LLC and Chad Boeding as managing member of EPIC Capital Group, LLC are also deemed related parties due to common investments in both companies. EPIQ Capital Group, LLC is an equity owner of the Company and The Boeding Family Trust is an equity owner of Novosteo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”), on March 1, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Cortexyme,” “we,” “us” and “our” refer to Cortexyme, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this quarterly report, including statements regarding consummation of the acquisition of Novosteo, anticipated benefits of the acquisition and the cost reduction program, our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, adequacy of our cash resources and working capital, impact of COVID-19 pandemic on our research and development activities and business operations, and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A -“Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the SEC from time to time. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Business Update

On February 1, 2022, we announced the departure of Casey C. Lynch, our President, Chief Executive Officer and Chairperson of the Board, and Stephen S. Dominy, M.D., our Chief Scientific Officer and a member of the Board, effective as of January 28, 2022. On February 2, 2022, the Board of Directors of the Company approved a cost reduction program (the “Plan”) to rationalize operations primarily through head-count reductions and to allow continued support for the needs of its business following the clinical hold on the Investigational New Drug (IND) application for atuzaginstat (COR388). In April 2022, we made additional head count reductions resulting in a total reduction in head-count of approximately 67% from the January 2022 headcount levels. A majority of the reduction in force took place by March 2022, resulting in approximately $1.7 million of severance and related costs being incurred in the quarter. The remaining severance and related costs of approximately $0.9 million are planned to be incurred by end of the third quarter of 2022. These estimates are subject to a number of assumptions, and actual results may differ.

On May 2, 2022, Michael Detke, M.D. Ph.D., stepped down as our Chief Medical Officer.

On May 9, 2022 we entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with Novosteo

Inc. (“Novosteo”), a privately-held biotech company focused on targeted therapeutics to treat skeletal diseases, bone cancer and injury, and certain other parties thereto. The Merger Agreement provides, among other things, that upon consummation of the Merger we will appoint Dirk Thye, M.D., the current Chief Executive Officer of Novosteo, as the Chief Executive Officer, and Karen Smith, M.D., Ph.D., the current Chief Medical Officer of Novosteo, as the Chief Medical Officer. In addition, we have agreed to expand our Board of Directors to appoint Dr. Thye and Philip Low, Ph.D., a current director of Novosteo, as Class II and Class I directors of our Board of Directors, respectively.

In connection with the merger, we will issue approximately 6 million shares of common stock in exchange for outstanding shares of Novosteo common stock and Novosteo equity awards, or approximately 19.99% of our securities on a fully diluted basis. Furthermore, the Merger Agreement provides that unaccredited Novosteo securityholders will receive cash in lieu of shares of common stock.

In connection with the consummation of the Merger, we plan to complete a corporate name change and operate under a new name, Quince Therapeutics, Inc., and to trade under the ticker symbol "QNCX" in the coming months. The Merger Agreement has been approved by the Board of Directors of both companies and is expected to close within the next 30 days; however, the consummation of the Merger is subject to customary closing conditions.

Alzheimer's Disease

On October 26, 2021, we announced top-line results from our global Phase 2/3 clinical trial of atuzaginstat (COR388), called the GAIN (GingipAIN Inhibitor for Treatment of Alzheimer’s Disease) trial, in mild to moderate Alzheimer’s patients. The 643-participant study did not meet statistical significance on its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS- ADL at end of the treatment period in the overall cohort. The study did show a dose response for a pre-specified subgroup of participants with P. gingivalis DNA detectable in saliva at baseline (n=242),with a 57% slowing of cognitive decline as measured by ADAS-Cog11 in the 80 mg BID arm (p=0.02) and a 42% slowing in the 40 mg BID arm (p=0.07) vs. placebo. Significant benefits in this subgroup were not seen on the other co-primary, ADCS-ADL. The study also indicated that most adverse events were mild to moderate in severity. The most common were gastrointestinal, such as diarrhea in up to 16% and nausea in 6% of participants treated with atuzaginstat (COR388) vs. 3% and 2% of placebo participants, respectively. Atuzaginstat (COR388) was associated with dose-related liver enzyme elevations >3X the upper limit of normal: 2% on placebo, 7% on 40 mg BID, and 15% on 80 mg BID. These elevations alone were not clinically significant, and virtually all participants were asymptomatic. Two participants in the 80 mg BID arm had concomitant bilirubin elevations without alternative explanation. Lab changes resolved while participants remained on drug or after withdrawal without any known long-term adverse effects. In March 2022, we announced additional biomarker data from the GAIN trial which expands our understanding of target engagement, dosing, and mechanism of action.

On January 25, 2022, we received a letter from the Food and Drug Administration (“FDA”) Division of Neurology 1 placing a full clinical hold on the IND application for atuzaginstat (COR388). We will prioritize the development of our next generation gingipain inhibitor, COR588, in Alzheimer’s disease. We believe atuzaginstat (COR388) holds therapeutic potential in non-CNS indications, including Oncology and Periodontitis. We intend to continue to leverage our proprietary science and pipeline through both internal and external opportunities.

COR588 is a second-generation brain penetrant lysine gingipain inhibitor which has completed IND-enabling studies. We began a Phase 1 SAD/MAD trial of COR588 in a cohort of healthy participants in Australia in August 2021. In March 2022, we announced in the SAD portion of the Phase 1 trial, preliminary results indicate COR588 was well-tolerated across all four cohorts in the dose range from 25 mg to 200 mg with no serious adverse events. No clinically significant findings were observed on other safety measures, including vital signs, laboratory findings, telemetry, or ECGs. We anticipate the MAD portion of the study to conclude in the second quarter of 2022. Following the Phase 1 study, we plan to advance COR588 to a Phase 2 trial to assess dose ranging, biomarker response, and further evaluate the safety profile.

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

Oncology

We are examining our lysine gingipain inhibitor, atuzaginstat (COR388), to prevent the development of oral/head and neck squamous cell carcinoma (O/HNSCC). P. gingivalis infection is associated with the development of O/HNSCC, and also with a significantly worse overall survival in patients with P. gingivalis positive O/HNSCC. Most cases of O/HNSCC are preceded by high-risk oral potentially malignant diseases (OPMD), including oral pre-malignant dysplasia, proliferative verrucous leukoplakia (PVL), and carcinoma-in-situ.

Non-clinical studies and peer-reviewed literature support the testing of atuzaginstat (COR388) as a therapy for P. gingivalis positive, high-risk OPMDs and could reduce the incidence and progression to oral squamous cell carcinoma based upon the mode of action and the evidence demonstrating the benefits of atuzaginstat (COR388) on P. gingivalis-driven tumor growth and PDL1 expression.

We held a pre-IND meeting with FDA and believe we are able to advance atuzaginstat (COR388) in certain oncology indications. We expect to advance this asset only if we are successful in partnering the asset for a non-Alzheimer's indication. We will continue to leverage our proprietary science and pipeline through both internal and external business development opportunities.

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

Pipeline

An arginine gingipain inhibitor has been selected as the lead compound to progress toward IND-enabling studies, including manufacturing scale-up and dose range-finding toxicology studies based on their properties of potency, selectivity, pharmacologic efficacy, and pharmacokinetics. Arginine gingipain is a distinct target associated with P. gingivalis that contributes to bacterial survival, replication, and toxicity. An arginine gingipain inhibitor may be used as monotherapy in new indications or potentially additively with lysine gingipain inhibitors, like atuzaginstat (COR388). This molecule is novel and brain penetrant, and orally available.

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

To date, our employees, vendors and clinical trial sites have been able to complete our GAIN clinical trial, advance our Phase 1 clinical trial for COR588 and conduct other preclinical and IND-enabling studies for our other pipeline assets. At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. All employees have returned to their pre-pandemic work locations and activities. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety.

All employees have returned to their pre-pandemic work locations and activities. However, the effects of the COVID-19 pandemic continue to rapidly evolve and we may have to resume a more restrictive remote work model or close again certain of our offices, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or public authority mandates. Also, as long as the pandemic continues, our employees may be exposed to health risks. We are not currently experiencing any significant supply chain disruptions due to COVID-19. We have diversified our vendor relationships geographically for both starting materials and manufacturing. However, in the future, the ongoing COVID-19 pandemic, may result in the inability of some of our suppliers to deliver drug supplies on a timely basis. We have taken and continue to take proactive measures to maintain the integrity of our ongoing clinical trial. Despite these efforts, the COVID-19 pandemic could impact timelines, subject follow up visits and study completion. We will continue to monitor the COVID-19 situation and its impact on the ability to continue the development of, and seek regulatory approvals for, our product candidates.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

Financial Overview

Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase 1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat (COR388) and our Phase I SAD/MAD clinical trial of COR588.

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of March 31, 2022, we had an accumulated deficit of $258.2 million. We incurred a net loss of $21.6 million in the three months ended March 31, 2022. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through March 31, 2022, we received net proceeds of approximately $295.5 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies LLC, or sales agreement, whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the quarter ended March 31, 2022, we sold 51,769 shares of common stock under the sales agreement and received net proceeds of $0.6 million.

As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $91.5 million and $106.8 million, respectively. The balances exclude long-term investments of $19.2 million and $19.9 million as of those same periods. Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

Based on our current business plans including an analysis of our contractual obligations and commitments as of March 31, 2022, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In response to the reprioritization of our pipeline on February 2, 2022, the Board of Directors approved a cost reduction program to rationalize operations and allow continued support for the needs of the business following the clinical hold on atuzaginstat (COR388) IND application. Under the Plan, we are reducing headcount by approximately 53% through a reduction in our workforce. A majority of the reduction in force took place by March 2022 resulting in approximately $1.7 million of severance and related costs being incurred in the quarter. The remaining severance and related costs of approximately $0.2 million are planned to be incurred by the third quarter 2022. These estimates are subject to a number of assumptions, and actual results may differ.

In April 2022, we continued to reduce personnel related costs and plan to reduce headcount by approximately an incremental 36%. A majority of this reduction will take place in May 2022 and is expected to be completed by July 2022. We estimate that we will incur expenses of up to approximately $0.7 million, substantially all of which will be cash expenditures relating to severance through the third quarter of 2022. These estimates are subject to a number of assumptions, and actual results may differ. Our total reduction in headcount from both reduction programs is a decrease of approximately 67%. We believe the reduction of headcount will allow the company to remain flexible as the pipeline expands and diversifies.

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

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgements and Use Estimates” in our 2021 Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•
Research and Development Expenses;
•
Stock-Based Compensation Expense; and
•
Income Taxes

There have been no material changes in our critical accounting policies during the three months ended March 31, 2022, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K.

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

We anticipate that our general and administrative expenses will decrease as we complete our cost reduction program.

Interest Income

Interest income consists primarily of interest earned on our short-term and long-term investments portfolio.

Other Income

Other Income consists primarily of the effects of foreign currency exchange rates.

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

The following sets forth our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$12,757	$16,824	$(4,067)	(24.2)%
General and administrative	9,106	6,489	2,617	40.3%
Loss from operations	(21,863)	(23,313)	(1,450)	(6.2)%
Interest income	72	227	(155)	(68.3)%
Other Income	150	—	150	100.0%
Net loss	$(21,641)	$(23,086)	$(1,455)	(6.3)%

Research and Development Expenses (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$1,118	$8,380	$(7,262)	(86.7)%
COR588	2,157	$1,415	742	52.4%
Other direct research costs	837	778	59	7.6%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	8,303	5,708	2,595	45.5%
Facilities and other research and development expenses	342	543	(201)	(37.0)%
Total research and development expenses	$12,757	$16,824	$(4,067)	(24.2)%

Research and development expenses were $12.8 million for the three months ended March 31, 2022, compared to $16.8 million for the three months ended March 31, 2021, a decrease of $4.1 million.

The costs for atuzaginstat (COR388) decreased $7.3 million from the prior year due to decreases of $5.2 million in clinical trial costs, a $1.1 million decrease in drug manufacturing costs, and a decreases non-clinical analysis related to the GAIN trial samples of $0.6 million, a $0.3 million decrease in consulting expenses related to atuzaginstat (COR388), and a $0.1 million decrease in the depreciation of our financing lease. We anticipate continued overall expenses to decrease relating to atuzaginstat (COR388) as we finish our statistical analysis in the second quarter of 2022 and explore new indications for our drug including, but not limited to oncology and periodontitis.

In the quarter ended March 31, 2022, we continued the Phase 1 SAD/MAD trial for our new compound COR588 in a cohort of healthy participants in Australia with study results expected in the second quarter of 2022. The costs for COR588 increased $0.7 million from the prior year due to $0.9 million in clinical trial costs, $0.1 million in drug manufacturing costs, and $0.1 million for preclinical studies. These increases were offset by $0.4 million related to reductions to COR588 clinical expenses for the estimated Australia research and development tax credit for the first quarter of 2022. Additionally, other direct research costs increased $0.1 million primarily due to pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803 and other preclinical research.

In the quarter ended March 31, 2022, we also incurred increases of $2.6 million in personnel related expenses, as compared to the three months ended March 31, 2021, due to severance expenses of $0.8 million and a $0.5 million for increased headcount year over year, and a $1.3 million increase in allocated stock-based compensation costs.

Facilities and other research and development expenses decreased $0.2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to a $0.2 million decrease in regulatory, quality assurance, and other consulting expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million to $9.1 million for the three months ended March 31, 2022 from $6.5 million for three months ended March 31, 2021. The increase in general and administrative expenses is primarily due to severance expenses of $0.7 million, an increase in our employee headcount year over year of $0.2 million, a $1.0 million increase in allocated stock-based compensation expense, as well as an increase in insurance expenses of $0.2 million, and an increase in legal, audit and tax expenses of $0.5 million.

Interest Income

For the three months ended March 31, 2022 interest income decreased by $0.2 million or 68.3% due to decreased average cash and investment balances and decreases in the overall yield of the investment portfolio.

Other Income

Other income increased by $0.2 million for the three months ended March 31, 2022 primarily due to unrealized gains resulting from changes in foreign exchange rates.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $258.2 million. Recently we have funded our operations primarily from the sales of our equity securities. As of March 31, 2022, we had cash, cash equivalents and investments of $110.7 million. Based on our current business plans, we believe that our existing capital resources will be sufficient to fund our projected operating requirements through 2024. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, commercial paper, U.S government securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

On December 23, 2021, we entered into a sales agreement, with Jefferies, whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the quarter ended March 31, 2022, we sold 51,769 shares of common stock under the sales agreement and received net proceeds of $0.6 million.

In response to the reprioritization of our pipeline on February 2, 2022, the Board of Directors approved a cost reduction program to rationalize operations and allow continued support for the needs of the business following the clinical hold on atuzaginstat (COR388) IND application. Under the Plan, we plan to reduce headcount by approximately 53% through a reduction in our workforce. A majority of the reduction in force took place by March 2022 resulting in approximately $1.7 million of severance and related costs being incurred in the quarter. The remaining severance and related costs of approximately $0.2 million are planned to be incurred by the third quarter 2022. These estimates are subject to a number of assumptions, and actual results may differ.

In April 2022, we continued to reduce personnel related costs and plan to reduce headcount by approximately an incremental 36%. A majority of this reduction will take place in May 2022 and is expected to be completed by July 2022. We estimate that we will incur expenses of up to approximately $0.7 million substantially all of which will be cash expenditures relating to severance through the third quarter of 2022. These estimates are subject to a number of assumptions, and actual results may differ. Our total reduction in headcount from both reduction programs is a decrease of approximately 67%. We believe the reduction of headcount will allow the company to remain flexible as the pipeline expands and diversifies.

We anticipate the cost reduction programs will result in annualized savings of approximately $10.1 million to $10.5 million in the year ending December 31, 2022 (excluding share-based compensation and any one-time costs related to strategic actions).

Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead program, atuzaginstat (COR388), and other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our product candidates are still in clinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•
the progress, costs, trial design, results of and timing of other clinical trials of atuzaginstat (COR388) and COR588, and for potential additional indications that we may pursue beyond Alzheimer’s disease including oncology and periodontal disease;
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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our drug candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the global supply chain, credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Summary Statement of Cash Flows

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(16,091)	$(13,610)
Investing activities	13,413	31,643
Financing activities	622	441
Effect of exchange rate changes on cash	(104)	—
Net increase (decrease) in cash and cash equivalents	$(2,160)	$18,474

Operating Activities

Net cash used in operating activities was $16.1 million for the three months ended March 31, 2022. Cash used in operating activities was primarily due to our net loss of $21.6 million for the period, adjusted for $9.4 million of non-cash items, including $9.2 million in stock-based compensation and a net increase in prepaid expenses and other assets of $0.2 million and a net decrease in accounts payable, accrued expenses and other current liabilities of $4.1 million.

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

Investing Activities

Cash provided by investing activities was $13.4 million in the three months ended March 31, 2022, primarily related to the purchase of investments of $9.0 million, and maturities of short-term investments of $22.4 million.

Cash provided by investing activities was $31.6 million in the three months ended March 31, 2021, primarily related to the purchase of investments of $12.0 million, and maturities of short-term investments of $43.6 million.

Financing Activities

Cash provided by financing activities was $0.6 million in the three months ended March 31, 2022, which consisted of proceeds from the issuance of common stock in connection with an open market sales agreement, net of issuance costs as well as net proceeds from the exercise of options.

Cash provided by financing activities was $0.4 million in the three months ended March 31, 2021, which consisted of net proceeds from the exercise of stock options in the period.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and other commitments as of March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $4.2 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of March 31, 2022. We have approximately $5.8 million in cancellable future commitments based on existing contracts as of March 31, 2022.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting standards updates that may impact us.

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

We had cash, cash equivalents, and marketable securities of $110.7 million as of March 31, 2022, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three months ended March 31, 2022.

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

Under the supervision and with the participation of our management, including the Interim Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on that evaluation, the Interim Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer has concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Some of these risks are:

•
We may experience difficulties integrating Cortexyme and Novosteo’s operations and realizing the expected benefits of the Acquisition.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to our Pending Acquisition

Failure to complete our proposed acquisition of Novosteo Inc. could negatively impact our business, financial results, and stock price.*

On May 9, 2022, we entered into the Merger Agreement with Novosteo. The completion of the proposed acquisition under the Merger Agreement (the “Acquisition”) is subject to the satisfaction of customary closing conditions, including approval by Novosteo stockholders and other conditions described in the Merger Agreement. If for any reason the Acquisition is not completed, our ongoing business may be adversely impacted and we will be subject to a number of risks, including:

•
the financial markets may react negatively, resulting in negative impacts on our stock price and other adverse impacts;
•
we may experience negative reactions from employees or third parties;
•
we will have incurred substantial expenses and will be required to pay certain costs relating to the Acquisition, whether or not the Acquisition is completed, such as legal, accounting, and other professional and administrative fees; and
•
matters relating to the Acquisition may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have benefited us.

We may experience difficulties integrating Cortexyme and Novosteo’s operations and realizing the expected benefits of the Acquisition.*

Even if we complete the Acquisition, the success of the Acquisition will depend in part on our ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from combining Cortexyme and Novosteo in an efficient and effective manner. We may not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all.

Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts.

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees or third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the operations of Cortexyme and Novosteo or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of future revenue and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Business and the Development of Our Drug Candidates

We are substantially dependent on the success of COR588 and atuzaginstat (COR388) which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales, receive regulatory approval or be successfully commercialized, even if approved. If we are not successful in commercializing COR588 or atuzaginstat (COR388) or are significantly delayed in doing so, our business will be materially harmed.*

To date, we have invested substantially all of our efforts and financial resources in the research and development of COR588 and atuzaginstat (COR388). Before seeking marketing approval from regulatory authorities for the sale of COR588 or atuzaginstat (COR388), we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug in humans. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that COR588 or atuzaginstat (COR388) will be successful in clinical trials. For example, on January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on the IND for atuzaginstat (COR388). We will prioritize the development of our next generation gingipain inhibitor, COR588, in Alzheimer’s disease. We believe atuzaginstat (COR388) holds therapeutic potential in non-CNS indications, including Oncology and Periodontitis but there is no guarantee that further efforts with regard to atuzaginstat (COR388) or COR588 will be successful, and our ability to apply, and obtain regulatory approval, for any of these indications is uncertain at this time. As we test and assess the safety of atuzaginstat (COR388) in other indications and other planned clinical trials not subject to the FDA hold, we may encounter similar adverse events or additional adverse events that were not identified or not considered significant in our earlier trials, the FDA may place additional clinical holds on our current or currently contemplated clinical programs or otherwise limit our ability to proceed with other clinical programs in our pipeline, which will harm our business, financial condition, results of operations and may force us to cease our operations. Further, COR588 or atuzaginstat (COR388) may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for COR588 or atuzaginstat (COR388), we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend entirely on the successful development, regulatory approval and commercialization of COR588 or atuzaginstat (COR388). The clinical and commercial success of COR588 or atuzaginstat (COR388) will depend on a number of factors, including the following:

•
the results from our clinical trials for COR588 or potential additional indications that we may pursue beyond Alzheimer’s;
•
the frequency and severity of adverse effects of COR588 or atuzaginstat (COR388);
•
our ability to partner on atuzaginstat (COR388) for a non-Alzheimer's indication;
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

As we continue to assess the safety of atuzaginstat (COR388) and assess data from our Phase 2/3 GAIN trial or as the use of atuzaginstat (COR388) becomes more widespread in other indications if it receives regulatory approval, we may identify additional adverse events that were not identified or not considered significant in our earlier trials. If such side effects become later known in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly. If we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:

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

We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.*

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2021, 2020, 2019, our net losses were $89.9 million, $76.8 million and $37.0 million, respectively. We had an accumulated deficit of $258.2 million as of March 31, 2022.

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

To date, we have devoted most of our financial resources to our corporate overhead and research and development of atuzaginstat (COR388) and COR588, including our preclinical development activities and clinical trials of atuzaginstat (COR388) and COR588. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for our drug candidates, prepare for and begin the commercialization of any approved drug candidates, and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Further, these net losses have fluctuated significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year. To become and remain profitable, we must develop and eventually commercialize a drug with significant revenue.

We may never succeed in developing a commercial drug. On January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on the IND for atuzaginstat’s (COR388). As we test and assess the safety of atuzaginstat (COR388) in other indications and other planned clinical trials not subject to the FDA hold, we may encounter similar adverse events or additional adverse events that were not identified or not considered significant in our earlier trials, the FDA may place additional clinical holds on our current or currently contemplated clinical programs or otherwise limit our ability to proceed with other clinical programs in our pipeline, which will harm our business, financial condition, results of operations and may force us to cease our operations. Further, while we believe COR388 holds therapeutic potential in non-CNS indications, including Oncology and Periodontitis, there is no guarantee that further efforts with regard to COR388 will be successful, and our ability to apply, and obtain regulatory approval, or partner with others for further development for any of these indications is uncertain at this time. If the FDA or other regulatory agencies continue to express safety, tolerability or efficacy concerns, additional preclinical studies or clinical trials involving atuzaginstat (COR388), COR588 or other drug candidates, amendments to the enrollment criteria and/or clinical trial protocols for our studies may be needed and may be difficult to implement or complete. In such instance, our progress in the development of atuzaginstat (COR388), COR588 and other drug candidates may be significantly slowed or stopped and the associated costs may be significantly increased, adversely affecting our business.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of March 31, 2022, we had $110.7 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

In addition, in response to the reprioritization of our pipeline on February 2, 2022, our Board of Directors approved a cost reduction program to rationalize operations and allow continued support for the needs of the business following the clinical hold on atuzaginstat (COR388) IND. As a result of the February 2022 and April 2022 cost reduction programs, we expect to realize estimated annualized operating expense savings of approximately $10.3 million in the year ending December 31, 2022 (excluding share-based compensation and any one-time costs related to strategic actions). Our strategic restructuring may not result in anticipated savings or other economic benefits, and could result in total costs and expenses greater than expected.

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

We currently have no drug candidates approved for sale and we cannot guarantee that we will ever have marketable drug candidates. Our ability to generate revenue related to sales, if ever, will depend on the successful development and regulatory approval of our product candidates.

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

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved drug candidates than we do. Merger and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drug candidates that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any drug candidates that we may develop. Furthermore, currently approved drug candidates could be discovered to have application for treatment of degenerative disease indications, which could give such drug candidates significant regulatory and market timing advantages over any of our drug candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their drug candidates more rapidly than we may obtain approval for ours from the FDA for indications our drug candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

The COVID-19 pandemic, as well as other public health crises, catastrophic events or other events outside of our control, may adversely affect our capabilities or the capabilities of third parties on which we depend.*

Our headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations, impair critical systems or result in loss of clinical samples. Any of these disruptions or other events outside of our control could have a material adverse impact on our business, harming our operating results. In addition, if any of our suppliers or third-party service providers, such as our manufacturing partners or CROs, are affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control, our business and operating results could suffer. Disasters, public health crises and political crises occurring at third-party facilities also could negatively impact our clinical development and regulatory approval timelines, our reputation and the perception of our company. For example, as a result of the COVID-19 pandemic, we and our third- party service providers temporarily limited our operations or implemented limitations, including work-from-home policies. All employees have returned to their pre-pandemic work locations and activities. However, as long as the pandemic continues, our employees may be exposed to health risks and government directives may require us to close again certain of our offices. In addition, as a result of "shelter-in-place" orders or other mandated travel restrictions, our on-site staff conducting research and development activities may not be able to access our laboratories, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, due to travel restrictions and “shelter-in-place” orders, we may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates and reduced ability to engage with the medical and investor communities due to the cancelation of conferences scheduled throughout the year. We also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions. Furthermore, new quarantines for COVID-19 or other viruses could impact personnel at contract manufacturing facilities in China, Europe or elsewhere to deliver key materials or the availability or cost of starting materials. Any disruption of our contract manufacturing vendors in China, Europe or elsewhere to deliver key materials on a timely basis could have a material adverse effect on the initiation of new trials, the duration of open label extension studies and overall product development. In addition, we may experience delays or disruptions in non-clinical experiments and supplies for such experiments, including animals required for such experiments. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.*

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We recently announced resignation of our Chairperson, President and Chief Executive Officer, Casey C. Lynch, Director and Chief Scientific Officer, Stephen S. Dominy, M.D., and Chief Medical Officer, Michael Detke, M.D., Ph.D.

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

If we engage in acquisitions, we will incur a variety of costs and we may never realize the anticipated benefits of such acquisitions.*

On May 9, 2022, we entered into the Merger Agreement with Novosteo, which has not been completed and is subject to the satisfaction of customary closing conditions.Although we currently have no plans to do so, we may attempt to acquire other businesses, technologies or drug candidates that we believe are a strategic fit with our business. If we do undertake any acquisitions, the process of integrating an acquired business, technology or drug candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition.

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
•
federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalty laws, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
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
•
HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
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

We have applied, and we intend to continue applying, for patents covering aspects of our drug candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of March 31, 2022, we were the owner of record of seven issued U.S. patents, 38 non-U.S. patents, and 59 pending U.S. and non-U.S. patent applications (collectively, “the Cortexyme patent portfolio”).

Four issued U.S. patents and 37 issued non-U.S. patents in the Cortexyme patent portfolio relate to atuzaginstat (COR388), with claims directed to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications in the Cortexyme patent portfolio relate to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, methods of using these compounds in the treatment of various indications, and methods of making these compounds.

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
•
additions or departures of key personnel, such as the recently announced departure of Chief Executive Officer, Chief Scientific Officer, and Chief Medical Officer;
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

On December 23, 2021, we entered into an Open Market Sales Agreement with Jefferies, whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent.

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

General Risk Factors

Insiders have substantial control over us and will be able to influence corporate matters.*

As of March 31, 2022, our directors and executive officers and our affiliates beneficially owned, in the aggregate, approximately 27.9% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Cortexyme, Inc.

Date: May 10, 2022	By:	/s/ Christopher Lowe
Christopher Lowe
Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, Director