Form 10-Q
period 2022-06-30
Quince Therapeutics, Inc.
filed 2022-08-09
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-38890

Quince Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-1024039
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Gateway Boulevard, Suite 1250. South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 910-5717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	QNCX	Nasdaq Global Select Market

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

As of August 3, 2022, the registrant had 36,104,130 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Quince Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021 (1)
ASSETS
Current assets:
Cash and cash equivalents	$46,928	$69,724
Short term investments	47,736	37,078
Prepaid expenses and other current assets	4,706	4,871
Total current assets	99,370	111,673
Property and equipment, net	364	263
Operating lease right-of-use assets, net	328	1,165
Long term investments	11,029	19,933
Goodwill	825	—
Intangible asset	5,900	—
Other assets	47	194
Total assets	$117,863	$133,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,867	$4,911
Accrued expenses and other current liabilities	4,083	9,311
Total current liabilities	5,950	14,222
Long-term financing lease liabilities	38	—
Long-term operating lease liabilities	95	420
Deferred tax liabilities	248	—
Total liabilities	6,331	14,642

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,977,688 and 30,074,412 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	36	30
Additional paid in capital	386,766	355,234
Accumulated other comprehensive loss	(466)	(79)
Accumulated deficit	(274,804)	(236,599)
Total stockholders’ equity	111,532	118,586
Total liabilities and stockholders’ equity	$117,863	$133,228

(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$7,199	$14,719	$19,960	$31,543
General and administrative	9,059	7,064	18,116	13,553
Total operating expenses	16,258	21,783	38,076	45,096
Loss from operations	(16,258)	(21,783)	(38,076)	(45,096)
Interest income	145	160	217	387
Other expense, net	(735)	(131)	(630)	(131)
Net loss before income tax benefit	(16,848)	(21,754)	(38,489)	(44,840)
Income tax benefit	284	—	284	—
Net loss	(16,564)	(21,754)	(38,205)	(44,840)
Other comprehensive income (loss):
Foreign currency translation adjustments	250	—	137	—
Unrealized loss on available for sales securities	(210)	(72)	(524)	(196)
Total comprehensive loss	$(16,524)	$(21,826)	$(38,592)	$(45,036)
Net loss per share - basic and diluted	$(0.51)	$(0.74)	$(1.22)	$(1.52)
Weighted average shares of common stock outstanding - basic and diluted	32,467,000	29,587,352	31,307,166	29,571,226

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended June 30, 2022 and 2021
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance March 31, 2022	30,149,570	$30	$365,096	$(506)	$(258,240)	$106,380
Issuance of common stock on exercise of stock options and vesting of restricted stock units	308,118	—	121	—	—	121
Stock based compensation	—	—	5,051	—	—	5,051
Share issuance in connection with acquisition of Novosteo, Inc.	5,520,000	6	16,498			16,504
Foreign currency translation adjustment	—	—	—	250	—	250
Other comprehensive loss	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	$(16,564)	(16,564)
Balance June 30, 2022	35,977,688	$36	$386,766	$(466)	$(274,804)	$111,532

Balance March 31, 2021	29,575,944	$29	$326,006	$189	$(169,740)	$156,484
Exercise of stock options	79,842	1	671	—	—	672
Stock based compensation	—	—	6,750	—	—	6,750
Other comprehensive loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	$(21,754)	(21,754)
Balance June 30, 2021	29,655,786	$30	$333,427	$117	$(191,494)	$142,080

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the six months ended June 30, 2022 and 2021
	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2022	30,074,412	$30	$355,234	$(79)	$(236,599)	$118,586
Issuance of common stock in connection with open market sales agreement, net of issuance costs of $19	51,769	—	608	—	—	608
Issuance of common stock on exercise of stock options and vesting of restricted stock units	331,507	—	134	—	—	134
Stock based compensation	—	—	14,292	—	—	14,292
Share issuance in connection with acquisition of Novosteo, Inc.	5,520,000	6	16,498	—	—	16,504
Foreign currency translation adjustment	—	—	—	137	—	137
Other comprehensive loss	—	—	—	(524)	—	(524)
Net loss	—	—	—	—	(38,205)	(38,205)
Balance June 30, 2022	35,977,688	$36	$386,766	$(466)	$(274,804)	$111,532

Balance January 1, 2021	29,543,222	$29	$318,574	$313	$(146,654)	$172,262
Exercise of stock options	112,564	1	1,112	—	—	1,113
Stock based compensation	—	—	13,741	—	—	13,741
Other comprehensive loss	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	(44,840)	(44,840)
Balance June 30, 2021	$29,655,786	$30	$333,427	$117	$(191,494)	$142,080

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net Loss	$(38,205)	$(44,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	—	188
Stock based compensation	14,292	13,741
Depreciation and amortization	122	173
Impairment loss on operating lease	98	—
Loss on disposal of fixed assets	77	—
Amortization of premium on available for sale investments	175	442
Change in deferred tax liabilities due to acquisition of Novosteo, Inc.	(284)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,750	(1,851)
Other assets	147	(106)
Accounts payable	(4,664)	3,638
Accrued expenses and other current liabilities	(5,014)	(2,557)
Net cash used in operating activities	(31,506)	(31,172)
Cash flow from investing activities:
Purchase of investments	(36,849)	(25,165)
Proceeds from maturities of investments	34,388	62,568
Cash acquired from Novosteo, Inc.	10,593	—
Proceeds from disposal of assets	35	—
Purchase of property and equipment	(5)	(136)
Net cash provided by investing activities	8,162	37,267
Cash flows from financing activities:
Payments of finance leases	(12)	—
Proceeds from issuance of common stock upon exercise of stock options	134	1,113
Proceeds from issuance of common stock in connection with open market sales agreement, net of issuance costs	608	—
Net cash provided by financing activities	730	1,113
Effect of exchange rate changes on cash	(182)	—
Net increase (decrease) in cash and cash equivalents	(22,796)	7,208
Cash and cash equivalents at beginning of period	69,724	66,841
Cash and cash equivalents at end of period	$46,928	$74,049

Supplemental disclosures of non-cash information:
Net assets acquired of Novosteo, Inc. in exchange for common stock	$16,210	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$256	$1,210
Right-of-use asset and operating lease liability reduction as a result of lease modification	$(640)	$—

See accompanying notes.

Quince Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Effective August 1, 2022, Cortexyme Inc. changed its name to Quince Therapeutics, Inc (the "Company"). The Company was incorporated in the State of Delaware in June 2012 and is headquartered in South San Francisco, California. In April 2021, the Company established a wholly owned subsidiary in Australia, Cortexyme Australia, Pty Ltd. The Company is a preclinical stage biopharmaceutical company advancing innovative precision therapeutics for debilitating and rare diseases. In May 2022, the Company completed the acquisition of Novosteo, Inc. ("Novosteo"), a Delaware corporation, a privately held biotech focused on targeted therapeutics to treat rare skeletal diseases, bone fractures, and injury. In addition to the skeletal disease candidate, the Company’s pipeline includes proprietary drug candidates for the treatment of Central Nervous System ("CNS") disorders including Alzheimer’s disease, oncology applications designed to prevent the development of oral squamous cell carcinoma, as well as for the treatment of underserved and chronic conditions like periodontitis. The Company’s pipeline also includes a proprietary irreversible protease inhibitor under development for the treatment of coronavirus infection.

Novosteo, Inc. Acquisition

On May 9, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Novosteo, Quince Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quince Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Company, Novosteo, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the securityholders’ representative.. The transaction closed on May 19, 2022. Pursuant to the terms of the Merger Agreement, at the closing of the Acquisition ("Acquisition"), each share of capital stock of Novosteo that was issued and outstanding immediately prior to the Effective Time was automatically cancelled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share, of the Company. The Company issued 5,520,000 shares and assumed 507,108 outstanding Novosteo options after conversion with the awards, retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Acquisition.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, Merger Sub I merged with and into Novosteo (the “First Merger”), with Novosteo as the surviving entity in the First Merger (the “First Step Surviving Corporation”). Immediately following the First Merger, the First Step Surviving Corporation merged with and into Merger Sub II, with Merger Sub II surviving the Acquisition. Merger Sub II was renamed Novosteo, LLC and is a wholly-owned single member limited liability corporation. Novosteo, LLC has a wholly owned subsidiary in Australia, Novosteo Pty Ltd.

Company Management and Board Member Changes

On May 19, 2022, the Company appointed Dirk Thye, M.D., the Chief Executive Officer of Novosteo, as Chief Executive Officer of the Company, Karen Smith, M.D., Ph.D., the Chief Medical Officer of Novosteo, as Chief Medical Officer of the Company and Brendan Hannah, the Chief Operating Officer of Novosteo, as Chief Business Officer of the Company. The Company also agreed to expand its Board of Directors (the “Board”) to appoint Dr. Thye and Philip Low, Ph.D., each a director of Novosteo prior to the Acquisition, as a Class II and Class I director of the Board, respectively.

On May 20, 2022, the Company announced the departure of Caryn McDowell, the Company’s Chief Legal and Administrative Officer and Corporate Secretary, effective as of July 8, 2022 (the “CLO Departure Date”). In connection with the departure of Ms. McDowell from the Company, the Company entered into a transition agreement (the “CLO Separation Agreement”) with Ms. McDowell on May 19, 2022, providing for (i) a release of claims against the Company; (ii) cash severance payments of $339,000, which equals to nine months of Ms. McDowell’s 2022 base salary, to be paid in a lump sum; and (iii) certain health care continuation benefits. The CLO Separation Agreement also provides for an accelerated vesting of the restricted stock award issued to Ms. McDowell on March 3, 2022 and an extension of the post-termination exercise period for all vested stock options or other equity awards held by Ms. McDowell through the twelve-month period following the CLO Departure Date, provided that the specified severance preconditions are met. In addition, in the event the Company consummates a change in control within three months after the CLO Departure Date, subject to satisfaction of specified conditions, Ms. McDowell would also be entitled to additional cash severance and COBRA coverage, payment of target annual bonus and accelerated vesting with respect to her equity awards.

On June 8, 2022, Christopher Lowe resigned as a member of the Board. Mr. Lowe resigned from his roles as the Chief Financial Officer and Chief Operating Officer of the Company, effective as of June 10, 2022 (the “CFO Departure Date”). In connection with the departure of Mr. Lowe from the Company, the Company entered into a separation agreement (the “CFO

Separation Agreement”) with Mr. Lowe on June 10, 2022, providing for (i) a release of claims against the Company; (ii) cash severance payments of $354,750, which equals to nine months of Mr. Lowe’s 2022 base salary, to be paid in accordance with the Company’s normal payroll practices; and (iii) certain health care continuation benefits. The CFO Separation Agreement also provides for an accelerated vesting of the restricted stock award issued to Mr. Lowe on March 3, 2022 and an extension of the post-termination exercise period for all vested stock options or other equity awards held by Mr. Lowe through the twelve-month period following the CFO Departure Date, provided that the specified severance preconditions are met. In addition, in the event the Company consummates a change in control within three months after the CFO Departure Date, subject to satisfaction of specified conditions, Mr. Lowe would also be entitled to additional cash severance and COBRA coverage, payment of target annual bonus and accelerated vesting with respect to his equity awards.

On June 9, 2022, the Company designated Ted Monohon, the Company’s Chief Accounting Officer and Vice President of Finance, as the principal financial officer, to fill the vacancy resulting from Mr. Lowe’s resignation from the Company. Mr. Monohon serves as the principal financial officer in addition to his role as a principal accounting officer.

On June 9, 2022, upon recommendation of the Nominating and Corporate Governance Committee of the Board, the Board appointed June Bray to serve as a Class III director of the Company, effective immediately, to fill the vacant directorship, until her successor is elected and qualified, or sooner in the event of her death, resignation or removal. Ms. Bray joined the class of directors whose term expires at the Company’s 2025 annual stockholders’ meeting.

On July 22, 2022, we announced the departure of Leslie Holsinger, Ph.D., the Executive Vice President of Research and Development, effective as of July 31, 2022 (the “EVP of Research Departure Date”). The Separation Agreement provides for (i) a release of claims against the Company, (ii) cash severance payments of $339,000, which equals to nine months of Dr. Holsinger’s 2022 base salary, to be paid in a lump sum; and (iii) certain health care continuation benefits. The Separation Agreement also provides for an extension of the post-termination exercise period for all vested stock options or other equity awards held by each of Dr. Holsinger through the twelve-month period following the EVP of Research Departure Date, in each case provided that the specified severance preconditions are met. In addition, in the event the Company consummates a change in control of control within three months after the VP of Research Departure Date, subject to satisfaction of specified conditions, Dr. Holsinger would also be entitled to additional cash severance and COBRA coverage, payment of target annual bonus, and accelerated vesting with respect to her equity awards.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2022, the Company had an accumulated deficit of $274.8 million. Since inception through June 30, 2022, the Company funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”), a private investment in public equity transaction (“PIPE Financing”), and an at-the-market offering under an open market sales agreement. As of June 30, 2022, the Company had cash, cash equivalents, and short-term investments of $94.7 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements. The Company also has long-term investments of $11.0 million.

Management expects to incur additional losses in the future to fund the Company's operations and conduct product research and development and may need to raise additional capital to fully implement its business plan. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources including out-licensing or partnerships, in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Quince Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the SEC on March 1, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the

Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s drug candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers. The Company’s drug candidates will require approvals from the U.S. Food and Drug Administration ("FDA") and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any drug candidate will receive the necessary approvals. On January 25, 2022, the Company received a letter from the FDA Division of Neurology 1 placing a full clinical hold on atuzaginstat (COR388) IND application. Other divisions of the FDA may impose a clinical hold on atuzaginstat (COR388) as the Company explores other indications for this drug, or otherwise limit the Company’s ability to proceed with other clinical programs in the Company's pipeline, which could have a materially adverse impact on the Company.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of stock-based awards and other issuances, determination of the fair value of identifiable assets and liabilities in connection with the acquisition of Novosteo, Inc., including associated intangible assets and goodwill, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, eligibility of expenses for the Australia research and development refundable tax credits; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

Foreign Currency Translation and Transactions

The functional currency of two of the Company’s wholly-owned subsidiaries is the Australian Dollar. Its financial results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss), as a separate component of equity.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K other than as noted below:

Business Combinations

The Company accounts for business combinations using the acquisition method pursuant to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 805. This method requires, among other things, that results of operations of acquired companies are included in the Company's financial results beginning on the respective acquisition dates, and that identifiable assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using one of three valuation approaches, the income approach, the market approach or the cost approach. The Company reviewed the three valuation approaches and determined the income approach was the most appropriate model to approximate fair value for the Acquisition. The income approach model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. The fair value of identifiable assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

Intangible Assets

Intangible assets with a definite useful life are amortized on a straight-line basis over the estimated useful life of the related assets. Intangible assets with an indefinite useful life are not amortized. Intangible assets acquired in a business combination or an acquisition that are used in research and development activities (regardless of whether they have an alternative future use) shall be considered indefinite lived until the completion or abandonment of the associated research and development efforts. Intangible assets acquired in a business combination are initially recorded at fair value. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment. Once the research and development efforts are completed or abandoned, the entity shall determine the useful life of the assets. An intangible asset shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount, If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the intangible asset. Qualitative factors to be considered include but are not limited to:

•
Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on future expected earnings and cash flows
•
Legal/regulatory factors or progress and results of clinical trials
•
Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset
•
Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment
•
Macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired as of the acquisition date. Goodwill has an indefinite useful life and is not amortized. The Company reviews its goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the Company may exceed its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill.

The Company recognized no impairment charge for the three months ended June 30, 2022.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2022 and December 31, 2021 are presented in the following tables (in thousands):

	Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$26,432	$26,432	$—	$—
Certificates of Deposit	6,268	—	6,268	—
Repurchase Agreements	6,000	—	6,000	—
Corporate notes	18,083	—	18,083	—
Government and agency notes	32,387	—	32,387	—
Municipal notes	1,231	—	1,231	—
Commercial Paper	1,896	—	1,896	—
Total	$92,297	$26,432	$65,865	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$15,954	$15,954	$—	$—
Certificates of Deposit	11,503	—	11,503	—
Repurchase Agreements	13,500	—	13,500	—
Corporate notes	38,397	—	38,397	—
Government and agency notes	5,178	—	5,178	—
Municipal notes	1,933	—	1,933	—
Total	$86,465	$15,954	$70,511	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,432	$—	$—	$26,432
Certificates of Deposit	6,415	—	(147)	6,268
Repurchase Agreements	6,000	—	—	6,000
Corporate notes	18,377	—	(294)	18,083
Government and agency notes	32,558	—	(171)	32,387
Commercial Paper	1,898	—	(2)	1,896
Municipal notes	1,240	—	(9)	1,231
Total cash equivalents and investments	$92,920	$—	$(623)	$92,297

Classified as:
Cash equivalents (maturities within 90 days)				$33,532
Short-term investments (maturities within one year)				47,736
Long-term investments (maturities beyond 1 year)				11,029
Total cash equivalents and investments				$92,297

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,954	$—	$—	$15,954
Certificates of Deposit	11,511	12	(20)	11,503
Repurchase Agreements	13,500	—	—	13,500
Corporate notes	38,470	6	(79)	38,397
Government and agency notes	5,195	—	(17)	5,178
Municipal notes	1,934	—	(1)	1,933
Total cash equivalents and investments	$86,564	$18	$(117)	$86,465

Classified as:
Cash equivalents (maturities within 90 days)				$29,454
Short-term investments (maturities within one year)				37,078
Long-term investments (maturities beyond 1 year)				19,933
Total cash equivalents and investments				$86,465

As of June 30, 2022, the remaining contractual maturities of available-for-sale securities was approximately 7 months. There have been no significant realized gains or losses on available-for-sale securities for the period presented. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2022, none of which have been in a loss position for more than a year. The Company believes it had no other-than-temporary impairments on these securities as of June 30, 2022, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

The investments are classified as available-for-sale securities. At June 30, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive income was comprised primarily of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and six months ended June 30, 2022 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$13,396	$40,270
Money market funds	26,432	15,954
Repurchase agreements	6,000	13,500
Government and agency notes	1,100	—
Total cash and cash equivalents	$46,928	$69,724

Short-term investments:
Certificates of deposit	$2,352	$6,928
Municipal notes	1,231	1,283
Corporate notes	16,522	25,675
Government and agency notes	25,735	3,192
Commercial Paper	1,896	—
Total short-term investments	$47,736	$37,078

Long-term investments:
Corporate notes	$1,561	$12,722
Certificates of deposit	3,916	4,575
Municipal notes	—	650
Government and agency notes	5,552	1,986
Total long-term investments	$11,029	$19,933

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid expenses	$434	$333
Prepaid insurance	691	1,144
Prepaid research and development expenses	1,131	1,899
Australia research and development refundable tax credit	2,063	1,128
Other current assets	387	367
Total prepaid expenses and other current assets	$4,706	$4,871

Cortexyme Australia, Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $0.4 million and $0.5 million for the three and six months ended June 30, 2022 and $0 reductions to R&D expense for the three and six months ended June 30, 2021.

Novosteo Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive as well. The Company will receive a refundable tax credit of $0.6 million for the six months ended June 30, 2022.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computer equipment	$18	$53
Lab equipment	342	528
Finance lease right of use assets	124	557
Leasehold improvement	63	58
Office furniture	—	26
Less: accumulated amortization and depreciation	(183)	(959)
Property and equipment, net	$364	$263

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Personnel expenses	$625	$820
Severance expense	673	—
Professional fees	351	462
Research and development expenses	1,861	7,108
Current portion of operating lease liabilities	317	741
Current portion of finance lease liability	74	—
Other	182	180
Total accrued expenses and other current liabilities	$4,083	$9,311

In response to the reprioritization of the Company's pipeline following the clinical hold on atuzaginstat (COR388) IND application, on February 2, 2022, the Board approved a cost reduction program to reorganize operations and allow continued support for the needs of the business. Under the cost reduction program, the Company is reducing headcount through a reduction in workforce. A majority of this reduction in force took place by June 30, 2022, and is expected that the remainder will be completed by July 2022. To be eligible for the severance payments, employees must remain with the Company through their communicated severance date. The Company is recognizing the severance and related expenses over the requisite employment obligation period.

June 30,
2022
Beginning accrued severance	$—
Incurred during the period	3,625
Severance paid during the period	(2,952)
Ending accrued severance	$673

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

In March 2022, in response to the reprioritization of the Company's pipeline following the clinical hold on atuzaginstat

(COR388) IND application, the Company has decided not to exercise the one-year extension period which was previously included in the determination of the lease term at the time the lease was modified in May 2021. This reduction in lease term was determined to be a lease modification and as such, the lease liability was re-measured and corresponding ROU asset adjusted using an incremental borrowing rate at the date of modification. The Company reduced the ROU asset and lease liability by approximately $640,000. The Company paid a security deposit of $105,000, which is included in Prepaid Expenses and Other Current Assets on the June 30, 2022 condensed consolidated balance sheets.

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California. The lease agreement is for three years which commenced August 1, 2020. Total payments under the lease will be $337,000. In June 2022 the Company determined the San Diego facility was no longer required and intends to sublease the facility, if possible. As a result of this decision, the Company recorded an impairment loss of approximately $98,000, for the three months ended June 30, 2022. The Company paid a security deposit of $29,000 and is included in Other Assets on the June 30, 2022 condensed consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease asset of $326,000, which consists of an operating lease liability of $317,000 and cash rent prepayment of $9,000.

In June 2022, the Company entered into a Sublease Agreement to rent office space in South San Francisco, California.

The Sublease agreement commenced on June 18, 2022 and ends on November 30, 2023. The total payments under the term of the lease are expected to be approximately $271,000. The Company paid a security deposit of $17,000 which is included in Other Assets on the June 30, 2022 condensed consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease asset and liability of $256,000.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of June 30, 2022, total future rent expense from all real estate operating leases of $345,000 will be recognized over the remaining terms of 1 to 17 months on a straight-line basis over the respective lease period.

Clinical Equipment Operating Lease

The Company uses certain vendor supplied equipment in connection with its on-going clinical trial. The Company has analyzed the vendor agreement and determined that it contains an embedded operating lease. The Company recognizes monthly the leases costs in our research and development expenses. The right of use asset and lease liability are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company’s lease does not provide an implicit rate. The Company used an adjusted historical incremental borrowing rate, based on the information available at the approximate lease commencement date, to determine the present value of lease payments. As of June 30, 2022, the lease expense has been fully recognized.

Equipment Financing Lease

As part of the Novosteo Acquisition the Company acquired a financing lease for lab equipment. The Company recognizes the depreciation expense in research and development expenses in the condensed consolidated statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the remaining contract term of 18 months. Depreciation expense of the financing lease right of use asset for the three months ended June 30, 2022 was $12,000.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	June 30, 2022	December 31, 2021
Operating lease right of use asset, net	$328	$1,165
Short-term operating lease liability	317	741
Long-term operating lease liability	95	420
	$412	$1,161

Finance lease right of use asset	124	557
Finance lease accumulated amortization	(12)	(557)
Total finance lease right of use asset, net	$112	$—

Weighted average remaining lease term
Operating leases	1.2 years	1.6 years
Finance leases	1.5 years	—

Weighted average discount rate
Operating leases	4.87%	1.87%
Finance leases	4.45%	—%

Year ended December 31,	Operating Lease	Operating Lease
2022 (excluding the six months ended June 30, 2022)	$170	$757
2023	256	422
Total lease payments	426	1,179
Less: imputed interest	(14)	(18)
Total remaining lease liability	$412	$1,161

Note 7. Stock-Based Compensation

The Company operates three stock plans as of June 30, 2022.

•
2019 Equity Incentive Plan (Quince)
•
2019 Equity Incentive Plan (Novosteo)
•
2022 Inducement Plan (Quince)

2019 Equity Incentive Plan (Quince)

On December 4, 2014, the Company’s stockholders approved the 2014 Stock Plan (“2014 Plan”), and most recently amended the 2014 Plan on April 25, 2019. The 2014 Plan was amended, restated and re-named the 2019 Equity Incentive Plan (the “Quince 2019 Plan”), which became effective as of May 7, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The remaining shares available for issuance under the 2014 Plan were added to the shares reserved for issuance under the Quince 2019 Plan.

The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. The maximum aggregate number of shares that may be issued under the Quince 2019 Plan is 8,591,030 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.

The Quince 2019 Plan may be amended, suspended or terminated by the Board at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the Quince 2019 Plan as required by applicable law or listing requirements. Unless sooner terminated by the Board, the Quince 2019 Plan will automatically terminate on April 23, 2029.

As of June 30, 2022, the Company had 1,596,650 shares available for future issuance under the Quince 2019 Plan.

Stock Options

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2021	5,571,293	$28.70	8.26	$15,687
Options granted	1,869,058	8.75
Options exercised	(78,210)	1.72
Options cancelled / forfeited	(2,235,768)	30.39
Balance at June 30, 2022	5,126,373	$21.10	6.63	$501
Options vested and expected to vest as of June 30, 2022	5,126,373	21.10	6.63	501
Options exercisable as of June 30, 2022	2,680,564	$22.00	4.49	$501

For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $3,439,000 and $10,462,000, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2022, total unamortized employee stock-based compensation was $23.6 million, which is expected to be recognized over the remaining estimated vesting period of 2.58 years.

Performance Stock Options (“PSOs”)

The following table summarizes activity under the Company’s PSOs from the Quince 2019 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Balance at December 31, 2021	675,000	$29.60	5.74
Surrendered	(675,000)	$29.60	—
Vested	—	—	—
Balance at June 30, 2022	—	—	—

In February 2022, the Company and certain executive officers agreed to voluntarily surrender 400,000 of the PSOs. As a result of the surrender, the Company accelerated the total remaining expense on these options and recognized approximately $3.6 million in compensation expense during the quarter ended March 31, 2022.

In February 2022, the Company's Chief Executive Officer and Chief Scientific Officer resigned from the Company. As a result, the 275,000 unvested PSOs were cancelled and the life to date expense of approximately $1.6 million was reversed in the quarter ended March 31, 2022.

For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $0 and

$2,044,000, respectively, related to these PSOs. As of June 30, 2022, there was no remaining unamortized stock-based compensation related to PSOs.

Restricted Stock Units (“RSUs”)

The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Quince 2019 Plan
	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	—	—
RSUs granted	1,013,500	$4.30
RSUs vested	(253,297)	$4.30
RSUs cancelled	(226,538)	$4.30
Unvested - June 30, 2022	533,665	$4.30

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. The total grant date fair value of the RSUs vested during the three months ended June 30, 2022 was $1.1 million. The aggregate intrinsic value of the shares of the RSUs vested during the three months ended June 30, 2022 was $0.8 million.

For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of

$1,224,000 and $1,397,000, respectively, related to these RSUs. As of June 30, 2022, total unamortized stock-based compensation related to RSUs was $1.6 million, which is expected to be recognized over the remaining estimated vesting period of 1.65 years.

2019 Equity Incentive Plan (Novosteo)

On May 19, 2022, in accordance with the term of the Merger Agreement, the Company assumed the 2019 Novosteo, Inc Equity Incentive Plan (the "2019 Novosteo Plan"). The 2019 Novosteo Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Novosteo legacy employees. On the closing date, each outstanding Novosteo stock option granted under Novosteo’s equity compensation plans was converted into a corresponding stock option with the number of shares underlying such option and the applicable exercise price adjusted based and adjusted into the right to purchase 0.0911 shares of common stock. Each such converted stock option will continue to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo stock option prior to the Acquisition. The maximum aggregate number of shares that may be issued under the 2019 Novosteo Plan is 544,985 shares of the Company’s common stock.

The 2019 Novosteo Plan may be amended, suspended or terminated by the Board at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the 2019 Novosteo Plan as required by applicable law or listing requirements. Unless sooner terminated by the Board, the 2019 Novosteo Plan will automatically terminate on May 20, 2029.

As of June 30, 2022, the Company had 37,337 shares available for future issuance under the 2019 Novosteo Plan.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2021	—	—	—	—
Options granted	507,648	0.55	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance at June 30, 2022	507,648	$0.55	9.73	$848
Options vested and expected to vest as of June 30, 2022	507,648	0.55	9.73	848
Options exercisable as of June 30, 2022	—	—	—	—

For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $87,000 and $87,000, respectively, related to options granted to employees and non-employees for the 2019 Novosteo plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2022, total unamortized employee stock-based compensation was $1.2 million, which is expected to be recognized over the remaining estimated vesting period of 3.73 years.

On May 19, 2022, in accordance with the term of the Merger Agreement, the Company assumed a number of restricted stock awards ("RSAs") agreements with certain employees. Each outstanding Novosteo RSA was converted into a corresponding RSA with the number of shares underlying such RSA adjusted into 0.0911 shares of common stock. Each such converted RSA will continue to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo RSA prior to the Acquisition.

Restricted Stock Awards (“RSAs”)

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	—	—
RSAs granted	519,216	$3.30
RSAs vested	(13,116)	—
RSAs cancelled	—	—
Unvested - June 30, 2022	506,100	$3.30

For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $76,000 and $76,000, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2022, total unamortized employee stock-based compensation was $1.6 million, which is expected to be recognized over the remaining estimated vesting period of 3.23 years.

2022 Inducement Plan

On May 9, 2022, the Company's stockholders approved 4,000,000 additional shares of the Registrant’s common stock that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan. The 2022 Inducement Plan was adopted by the independent members of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with rule awards under those plans may only be made to an employee who has not previously been an employee or member of the Board or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.

As of June 30, 2022, the Company had 255,745 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2021	—	—	—	—
Options granted	3,744,255	2.98	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance at June 30, 2022	3,744,255	$2.98	9.90	$—
Options vested and expected to vest as of June 30, 2022	3,744,255	2.98	9.90	—
Options exercisable as of June 30, 2022	—	—	—	—

For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $226,000 and $226,000, respectively, related to options granted to employees and non-employees for the 2022 Inducement plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of June 30, 2022, total unamortized employee stock-based compensation was $8.3 million, which is expected to be recognized over the remaining estimated vesting period of 3.90 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expense	$3,267	$3,629	$7,699	$7,108
Research and development expense	1,784	3,121	6,593	6,633
Total stock-based compensation	$5,051	$6,750	$14,292	$13,741

Employee Stock Purchase Plan

On April 24, 2019, the Board adopted its 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on May 7, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2019 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 1,133,165 shares of common stock for issuance under the 2019 ESPP. In addition, the number of shares reserved for issuance under the 2019 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,589 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Board. The 2019 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The Company has not yet approved an offering under the 2019 ESPP.

Note 8. Related Party Transactions

In the first quarter of 2021, the Company entered into one agreement with LifeSci Advisors, LLC for non-capital advisory consulting services and was renewed during the first quarter of 2022. The Company’s Interim Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, Christopher Lowe, has an investment in a sister entity to LifeSci Advisors, LLC whose business is unrelated to the services being offered by LifeSci Advisors, LLC to the Company. For the six months ended June 30, 2022 and 2021 the Company has incurred total expenses of $181,000 and $306,000, respectively, related to these agreements. This is recorded in general and administrative expenses included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

David Lamond, Chairperson of the Board of Quince Therapeutics was a director and an equity holder in Novosteo, Inc.

which Quince acquired on May 19, 2022. The shares of Novosteo, Inc. beneficially owned by Mr. Lamond were automatically cancelled and converted into the right to receive shares of Quince common stock in accordance with the terms of the Merger Agreement. The respective boards of directors of Quince and Novosteo have approved the Merger Agreement, and the Novosteo’s stockholders adopted the Merger Agreement upon recommendation of the Novosteo board of directors. Mr. Lamond was not part of either company's special committees that evaluated the Acquisition and recused himself from board meetings where the Acquisition was discussed.

Philip Low, Board member of Quince Therapeutics, Inc., is employed as a professor at Purdue University. The Company rents a lab facility and office space from Purdue Research Foundation, a private, nonprofit foundation of Purdue University. Purdue Research Foundation also owns 154,497 shares of Quince Therapeutics, Inc. and has provided the Company an exclusive worldwide license under certain bone fracture repair and oncology therapeutics related patents and technology developed by the Purdue

University and owned by Purdue Research Foundation. In addition, we are required to pay Purdue Research Foundation annual license maintenance fees, development milestones (up to $4.25 million for each licensed product), royalties on the gross receipts of the licensed products (subject to annual minimums), and a share of certain payments that we may receive from our sublicensees.

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

On May 2, 2022, the Company announced that Michael Detke, M.D., Ph.D. stepped down as the Chief Medical Officer of the Company, effective as of May 2, 2022. As part of the severance agreement, the Company made a cash severance payment of $354,750 to Dr. Detke.

On May 20, 2022, the Company announced that Caryn McDowell stepped down as the Chief Legal and Administrative

Officer and Corporate Secretary of the Company, effective as of July 8, 2022. As the effective date of her departure Ms. McDowell held 122,500 RSUs that were unvested and would have vested in March 2024. In connection with Ms. McDowell's departure, the Board agreed to accelerate the vesting of the remaining 122,500 RSUs, and to extend the exercise period on 152,079 vested options currently held to July 8, 2023. Additionally as part of the severance agreement, the Company made a cash severance payment of $339,000 to Ms. McDowell.

On June 8, 2022, the Company announced that Christopher Lowe stepped down as a member of the Board and the Chief

Financial Officer and Chief Operating Officer of the Company, effective as of June 10, 2022. As the effective date of his departure Mr. Lowe held 153,125 RSUs that were unvested and would have vested in March 2024. In connection with Mr. Lowe's departure, the Board agreed to accelerate the vesting of the remaining 153,125 RSUs, and extend the exercise period on 205,896 vested options currently held to June 10, 2023. Additionally as part of the severance agreement, the Company made a cash severance payment of $354,750 to Mr. Lowe.

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

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was 0.7% and nil for the three and six months ended June 30, 2022, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowance on the Company’s net deferred tax assets as it is more likely than not that all of the deferred tax assets will be realized. The Company recorded a discrete tax benefit of $0.3 million in the three months ended June 30, 2022 due to the release of valuation allowance in connection with the acquisition of Novosteo.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. On December 21, 2020, President Trump also signed into law the Consolidated Appropriations Act, 2021 ("CAA Act") which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The Company has reviewed the aspects of these laws as it relates to the income taxes and has concluded that at this time, the CARES Act and CAA Act did not have material impact to the Company's 2021 provision for income taxes. The Company will continue to evaluate changes and revisions of the CARES Act and CAA Act and their impact on the Company’s financial position, results of operations and cash flows.

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2022	2021
Stock options issued and outstanding	9,378,276	4,978,919
Performance stock options	—	675,000
Restricted stock units	533,665	—
Restricted stock awards	506,100	—
Total	10,418,041	5,653,919

Note 11. Business Combination

On May 19, 2022, the Company completed the Acquisition. Pursuant to the terms of the Merger Agreement, at the closing of the Acquisition (the “Effective Time”), each share of capital stock of Novosteo (the “Novosteo Capital Stock”) that was issued and outstanding immediately prior to the Effective Time was automatically cancelled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”). These shares included options to purchase an aggregate of 507,108 shares of the Company Common Stock upon conversion of the outstanding Novosteo options based on the Company Option Exchange Ratio (as defined in the Merger Agreement), with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Acquisition. These options, as well as 519,216 unvested restricted shares were concluded to be post-combination expense and were excluded from purchase consideration.

The Company has included the financial results of Novosteo in the condensed consolidated financial statements from the date of the Acquisition and recorded immaterial amounts of expenses and earnings since the period from May 19, 2022 through June 30, 2022. The transaction costs associated with the Acquisition were approximately $1.1 million and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for Novosteo was approximately $16,502,587, which consisted of 5,000,784 shares at $3.30 per share.

The Company accounted for the Acquisition as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805"). The Company applied the acquisition method, which requires the identifiable assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the date of acquisition (in thousands):

May 19,
2022
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$10,593
Prepaid expenses and other current assets	1,040
ROU asset	124
Property and equipment	279
Intangible assets	5,900
Accounts payable and accrued liabilities	(1,726)
Deferred tax liabilities	(532)
Net assets acquired	$15,678
Goodwill	$825

The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The Novosteo, Inc. Acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the fair values of the net assets acquired as of the acquisition date, primarily involving deferred tax liabilities.

The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. Goodwill amounts are not amortized but are rather tested for impairment at least annually. Goodwill is not deductible for tax purposes.

The Intangible asset balance above is attributable to in-process research and development with an indefinite useful life.

The amounts of the Company's revenue and net loss included in the acquirer's condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, and the unaudited pro forma revenue and net loss of the combined entity had the acquisition date been January 2, 2021 are as follows:

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Revenue	$262	$202	$262	$220
Net loss	(16,265)	(24,353)	(39,421)	(48,568)

The 2022 supplemental pro forma earnings were adjusted to exclude $2.2 million of acquisition-related costs incurred in 2022, the 2021 pro forma earnings were adjusted to include these charges. The Company’s condensed consolidated income statements for the three and six months ended June 30, 2022 include net revenue and net loss of $0 and $0.1 million, respectively, attributable to the Acquisition.

Note 12. Intangible Assets

The intangible asset acquired as a result of the Acquisition consists of in-process research and development ("IPRD") related to NOV004, the Company's bone targeting molecule designed to accelerate fracture repair. The value of the IPRD was determined using discounted probable future cash flows. Significant assumptions used in determining the value of the intellectual property were:

Significant assumptions used in determining the value of the intellectual property include the initiation of clinical trials and NDA approval with respect to NOV004, probability of reaching various phases of development, costs and cost of goods sold, and the risk adjusted discount rate applied to the cash flows.

All intangible assets acquired in a business combination that are used in research and development activities are capitalized as indefinite-lived intangible assets. During the period that those assets are considered indefinite lived, they are not amortized but are tested for impairment. Once the research and development efforts are completed, the asset will be amortized over its remaining useful life. If the research and development efforts are abandoned, the intangible asset will be expensed in that period.

The following table provides details of the carrying amount of our indefinite-lived intangible asset (in thousands):

June 30,
2022
Unamortized intangible assets:
Goodwill	$825
In-process research and development	$5,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”), on March 1, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Quince,” “we,” “us” and “our” refer to Quince Therapeutics, Inc.and "our legacy assets" refer to atuzaginstat (COR388), COR588, COR852, and COR803, collectively.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report in Part II, Item 1A -“Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the SEC from time to time. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a preclinical stage biopharmaceutical company focused on advancing innovative precision therapeutics for debilitating and rare diseases. The company discovered a broad bone-targeting drug platform designed to precisely deliver small molecules, peptides, or large molecules directly to the site of bone fracture and disease to promote more rapid healing with fewer off-target safety concerns compared to non-targeted therapeutics. Our discovery pipeline is positioned for rapid expansion across multiple skeletal therapeutic indications to address underserved therapeutic areas with major, unmet medical needs, including osteogenesis imperfecta, fractures, spinal fusion, and other severe bone diseases. Additionally, our pipeline includes small molecule therapeutics available for out-licensing that target the infectious pathogen P. gingivalis’ role in degenerative disease progression, including for indications such as Alzheimer’s disease, periodontal disease, and oral potentially malignant disorders, , among others.

Business Acquisition

On May 19, 2022, we acquired all of the equity voting interests and completed the acquisition of Novosteo, Inc. ("Novosteo"), a Delaware corporation, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of May 9, 2022, by and among the Company, Quince Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quince Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Company, Novosteo, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the securityholders’ representative. To affect this transaction a combination of transactions was executed with the intention of being treated as integrated steps in a single transaction resulting in Novosteo being a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, at the closing of the Acquisition (the “Effective Time”), each share of capital stock of Novosteo that was issued and outstanding immediately prior to the Effective Time was automatically cancelled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share. We issued 5,520,000 shares of common stock representing approximately 15.5% of outstanding stock on the completion of the Acquisition. We also assumed 507,108 options to purchase shares of our common stock upon conversion of the outstanding Novosteo options with awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Acquisition.

In conjunction with the Acquisition, we appointed Novosteo executives Dirk Thye, M.D. as Chief Executive Officer, Dr. Karen Smith, M.D., Ph.D. as Chief Medical Officer and Brendan Hannah as Chief Business Officer. We also appointed Dr. Thye and Phillip S. Low, Ph.D. to our Board of Directors as Class II and Class I directors, respectively.

From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our company was initially founded on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. The acquisition of Novosteo, and the addition of new executive management has allowed us to strategically shift focus and prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. We plan to advance the gingipain and 3CLpro inhibitor programs through a proactive out-licensing effort.

Effective August 1, 2022, we changed our corporate name to Quince Therapeutics, Inc. and our ticker symbol to "QNCX".

Company Management and Board Member Changes

On May 20, 2022, we announced the departure of Caryn McDowell, our Chief Legal and Administrative Officer and Corporate Secretary, effective as of July 8, 2022 (the “CLO Departure Date”). In connection with the departure of Ms. McDowell, we entered into a transition agreement (the “CLO Separation Agreement”) with Ms. McDowell on May 19, 2022, providing for (i) a release of claims against us; (ii) cash severance payments of $339,000, which equals to nine months of Ms. McDowell’s 2022 base salary, to be paid in a lump sum; and (iii) certain health care continuation benefits. The CLO Separation Agreement also provides for an accelerated vesting of the restricted stock award issued to Ms. McDowell on March 3, 2022 and an extension of the post-termination exercise period for all vested stock options or other equity awards held by Ms. McDowell through the twelve-month period following the CLO Departure Date, provided that the specified severance preconditions are met. In addition, in the event we consummate a change in control within three months after the CLO Departure Date, subject to satisfaction of specified conditions, Ms. McDowell would also be entitled to additional cash severance and COBRA coverage, payment of target annual bonus and accelerated vesting with respect to her equity awards.

On June 8, 2022, Christopher Lowe, the Chief Financial Officer, Chief Operating Officer and a member of the Board of Directors, resigned as a member of the Board, effective immediately. Mr. Lowe has also resigned from his roles as the Chief Financial Officer and Chief Operating Officer, effective as of June 10, 2022 (the “CFO Departure Date”). In connection with the departure of Mr. Lowe, we entered into a separation agreement (the “CFO Separation Agreement”) with Mr. Lowe on June 10, 2022, providing for (i) a release of claims against us; (ii) cash severance payments of $354,750, which equals to nine months of Mr. Lowe’s 2022 base salary, to be paid in accordance with our normal payroll practices; and (iii) certain health care continuation benefits. The CFO Separation Agreement also provides for an accelerated vesting of the restricted stock award issued to Mr. Lowe on March 3, 2022 and an extension of the post-termination exercise period for all vested stock options or other equity awards held by Mr. Lowe through the twelve-month period following the CFO Departure Date, provided that the specified severance preconditions are met. In addition, in the event we consummate a change in control within three months after the CFO Departure Date, subject to satisfaction of specified conditions, Mr. Lowe would also be entitled to additional cash severance and COBRA coverage, payment of target annual bonus and accelerated vesting with respect to his equity awards.

On June 9, 2022, we designated Ted Monohon, Chief Accounting Officer and Vice President of Finance, as the principal financial officer, to fill the vacancy resulting from Mr. Lowe’s resignation. Mr. Monohon will serve as the principal financial officer in addition to his role as a principal accounting officer.

On June 9, 2022, upon recommendation of the Nominating and Corporate Governance Committee of the Board, the Board appointed June Bray to serve as a Class III director, effective immediately, to fill the vacant directorship, until her successor is elected and qualified, or sooner in the event of her death, resignation or removal. Ms. Bray joins the class of directors whose term expires at our 2025 annual stockholders’ meeting.

On July 22, 2022, we announced the departure of Leslie Holsinger, Ph.D., the Executive Vice President of Research and Development, effective as of July 31, 2022 (the “EVP of Research Departure Date”). The Separation Agreement provides for (i) a release of claims against the Company, (ii) cash severance payments of $339,000, which equals to nine months of Dr. Holsinger’s 2022 base salary, to be paid in a lump sum; and (iii) certain health care continuation benefits. The Separation Agreement also provides for an extension of the post-termination exercise period for all vested stock options or other equity awards held by each of Dr. Holsinger through the twelve-month period following the VP of Research Departure Date, in each case provided that the specified severance preconditions are met. In addition, in the event the Company consummates a change in control of control within three months after the EVP of Research Departure Date, subject to satisfaction of specified conditions, Dr. Holsinger would also be entitled to additional cash severance and COBRA coverage, payment of target annual bonus, and accelerated vesting with respect to her equity awards. The Company and Dr. Holsinger anticipate entering into a consulting agreement to facilitate the transition of activities until the end of the year.

Drug Candidate Portfolio

NOV004

NOV004 is a systemically administered bone anabolic peptide engineered to target and concentrate at bone fracture sites. By improving fracture site accumulation and retention, NOV004 stimulates a robust healing response in preclinical studies. Notable preclinical observations include:

•
In a fracture induction study in healthy mice, at 3 weeks post femur fracture, NOV004 treated mice could withstand greater than 1.5 times the force in a four-point bend test compared to both the vehicle controls and the non-targeted bone anabolic peptide at the same point in time.
•
Similar improvements in fracture repair have been observed in mouse bone fracture models with comorbidities such as osteoporosis, diabetes, or osteogenesis imperfecta – a rare genetic bone disease that manifests in skeletal deformities and high fracture rates.
•
Other improvements in fracture repair were observed by tracking animal’s voluntary movements. As early as 12 days post fracture, mice treated with NOV004 moved significantly faster, as measured by cm/s travelled, than either the mice treated with vehicle or ibuprofen (8.1 cm/s vs 6.0 cm/s and 5.5cm/s respectively). In addition, by day 28, both distance traveled (cm) and time spent (seconds) were also significantly higher in NOV004 treated mice compared to vehicle or ibuprofen controls.

Quince plans to progress towards an IND submission for NOV004 in the first half of 2023.

Atuzaginstat (COR388)

Atuzaginstat (COR388) is a novel, orally-administered, small molecule, bacterial protease inhibitor targeting gingipains produced by the periodontal pathogen Porphyromonas gingivalis (P gingivalis).. This pathogen has been associated with several diseases in humans including Alzheimer’s Disease, Periodontal Disease and certain head and neck cancers. We are currently exploring the therapeutic effect of atuzaginstat (COR388) on the below indications.

Alzheimer's Disease

On October 26, 2021, we announced top-line results from our global Phase 2/3 clinical trial of atuzaginstat (COR388), called the GAIN (GingipAIN Inhibitor for Treatment of Alzheimer’s Disease) trial, in mild to moderate Alzheimer’s patients. The 643-participant study did not meet statistical significance on its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS- ADL at end of the treatment period in the overall cohort. The study did show a dose response for a pre-specified subgroup of participants with P. gingivalis DNA detectable in saliva at baseline (n=242),with a 57% slowing of cognitive decline as measured by ADAS-Cog11 in the 80 mg BID arm (p=0.02) and a 42% slowing in the 40 mg BID arm (p=0.07) vs. placebo. No benefits in this subgroup were seen on the other co-primary, ADCS-ADL. The study also indicated that most adverse events were mild to moderate in severity. The most common were gastrointestinal, such as diarrhea in up to 16% and nausea in 6% of participants treated with atuzaginstat (COR388) vs. 3% and 2% of placebo participants, respectively. Atuzaginstat (COR388) was associated with dose-related liver enzyme elevations >3X the upper limit of normal: 2% on placebo, 7% on 40 mg BID, and 15% on 80 mg BID. These elevations alone were not clinically significant, and virtually all participants were asymptomatic. Two participants in the 80 mg BID arm had concomitant bilirubin elevations without alternative explanation. Lab changes resolved while participants remained on drug or after withdrawal without any known long-term adverse effects.

On January 25, 2022, we received a letter from the Food and Drug Administration (“FDA”) Division of Neurology 1 placing a full clinical hold on the IND application for atuzaginstat (COR388). We believe atuzaginstat (COR388) holds therapeutic potential in non-CNS indications, including Oncology and Periodontitis, however, we intend to only continue development of atuzaginstat through external out-licensing or partnership opportunities.

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

We are examining alternative formulations of atuzaginstat (COR388) and alternative molecules in our library of gingipain inhibitors to address periodontal disease in a non-systemic manner. We believe the inhibition of gingipains from P. gingivalis, and the disruption of biofilms directly in the oral cavity, may provide a therapeutic benefit to patients. We intend to only continue development of atuzaginstat (COR388) through external out-licensing or partnership opportunities.

Oncology

We are examining atuzaginstat (COR388), to prevent the development of oral/head and neck squamous cell carcinoma (O/HNSCC). P. gingivalis infection is associated with the development of O/HNSCC, and also with a significantly worse overall survival in patients with P. gingivalis positive O/HNSCC. Most cases of O/HNSCC are preceded by high-risk oral potentially malignant diseases (OPMD), including oral pre-malignant dysplasia, proliferative verrucous leukoplakia (PVL), and carcinoma-in-situ.

Non-clinical studies and peer-reviewed literature support the testing of atuzaginstat (COR388) as a therapy for P. gingivalis positive, high-risk OPMDs and could reduce the incidence and progression to oral squamous cell carcinoma based upon the mode of action and the evidence demonstrating the benefits of atuzaginstat (COR388) on P. gingivalis-driven tumor growth and PDL1 expression.

We held a pre-IND meeting with FDA in August of 2021 and believe we are able to advance atuzaginstat (COR388) in certain oncology indications. We expect to advance this asset only if we are successful in out-licensing or partnering the asset.

COR588

COR588 is a second-generation brain penetrant lysine gingipain inhibitor which has completed IND-enabling studies. We began a Phase 1 SAD/MAD trial of COR588 in a cohort of healthy participants in Australia in August 2021. In March 2022, we announced results from the SAD portion of the Phase 1 trial and in July 2022 we announced results from the MAD portion of the Phase 1 trial. Preliminary results indicate COR588 was well-tolerated across all cohorts in the dose range from 25 mg to 200 mg with no serious adverse events. No clinically significant findings were observed on other safety measures, including vital signs, laboratory findings, telemetry, or ECGs. We expect to advance this program only if we are successful in out-licensing or partnering the asset.

COR 803

COR803 for coronavirus is a novel patent-pending small molecule 3CL pro inhibitor discovered and developed by us based on our expertise in cysteine protease inhibition.

Coronavirus

We selected COR803 as a lead compound for treatment of coronavirus infections, including COVID-19 disease, caused by SARS-CoV-2 infection. 3CLpro,or Mpro, is a validated antiviral drug target shown to be essential in viral replication of SARS-CoV-2. COR803 has beneficial properties over other COVID-19 therapeutics and 3CLpro inhibitors in development including high potency as assessed using human lung cell viral replication assays; and high selectivity for 3CLpro versus other cellular proteases.

In June 2022, we announced key findings from our latest mouse study of COR803:

•
A decrease of virus titer in lung tissue after four days of treatment compared to vehicle control;
•
Comparable efficacy in animals orally dosed twice daily vs dosed once daily; and
•
Decreased lung weights in COR803 treated versus vehicle-treated animals, indicating improved pathology. Histopathological analysis is ongoing.

The target of COR803 is highly conserved across coronavirus strains observed to date and, therefore, has the potential to address both current and future coronavirus infection. We believe COR803 has beneficial properties over other COVID-19 therapeutics and 3CLpro inhibitors in development, including:

•
A chemical reaction that leads to covalent irreversible binding of the viral 3CLpro enzyme;
•
High potency: Antiviral EC90 of 12 nM in human lung cell viral replication assays;
•
Broad spectrum activity against multiple coronaviruses;
•
Highly selective for 3CLpro versus other cellular proteases, including Cathepsin L; and
•
Excellent systemic exposure in preclinical models utilizing oral, intranasal or subcutaneous administration, allowing for clinical use in multiple settings, such as outpatient and inpatient.

We are currently exploring partnership and licensing opportunities to support the future development of COR803.

Platform and Pipeline

NOV004 was discovered using our broad drug-targeting platform designed to precisely deliver small molecules, peptides, or large molecules directly to the site of bone fracture and disease to promote more rapid healing with fewer off-target safety concerns compared to non-targeted therapeutics. Our discovery pipeline is positioned for rapid expansion across multiple skeletal therapeutic indications to address underserved therapeutic areas with major, unmet medical needs, including osteogenesis imperfecta, fractures, spinal fusion, and other severe bone diseases. We plan to expand our discovery efforts utilizing our drug-targeting platform and will advance candidates with internal funding and through external partnerships.

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

To date, we have not generated any product revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of June 30, 2022, we had an accumulated deficit of $274.8 million. We incurred a net loss of $16.8 million and $38.5 million in the three and six months ended June 30, 2022. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through June 30, 2022, we received net proceeds of approximately $303.7 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies LLC, or sales agreement, whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the three and six months ended June 30, 2022, we sold $0 and 51,769 shares of common stock, respectively, under the sales agreement and received net proceeds of $0 and $0.6 million, respectively.

As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $94.7 million and $106.8 million, respectively. The balances exclude long-term investments of $11.0 million and $19.9 million as of those same periods. Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

We expect to incur substantial expenditures in the foreseeable future as we develop our pipeline and advance our drug candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that the assumptions and estimates associated with accrued research and development expenditures, stock-based compensation, and assumptions regarding intangible valuation resulting from the Acquisition have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgements and Use Estimates” in our 2021 Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•
Research and Development Expenses;
•
Stock-Based Compensation Expense;
•
Business Combinations; and
•
Income Taxes

Below is a description of our Business Combination accounting policy for the six months ended June 30, 2022, which is our only change in our critical accounting policies from those as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report.

Business Combination

The Company accounts for business combinations using the acquisition method pursuant to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 805. This method requires, among other things, that results of operations of acquired companies are included in the Company's financial results beginning on the respective acquisition dates, and that identifiable assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow model. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. The fair value of identifiable assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

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

To date, our research and development expenses have supported the advancement of atuzaginstat (COR388) and COR588 and to a lesser extent our other drug candidates in preclinical development. We expect that at least for the foreseeable future, a substantial majority of our research and development expense will support the clinical and regulatory development of NOV004.

We expect our research and development expenses to increase during the next few years from current levels as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval of NOV004 and advance other drug candidates into clinical development. Over the next few years, we expect our preclinical, clinical and contract manufacturing expenses to increase relative to our current levels. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors.

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

Because our product candidates are still in preclinical or clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.

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

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

The following sets forth our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$7,199	$14,719	$(7,520)	(51.1)%
General and administrative	9,059	7,064	1,995	28.2%
Loss from operations	(16,258)	(21,783)	5,525	(25.4)%
Interest income	145	160	(15)	(9.4)%
Other expense, net	(735)	(131)	(604)	461.1%
Net loss before income tax benefit	(16,848)	(21,754)	4,906	(22.6)%
Income tax benefit	284	—	284	100.0%
Net loss	$(16,564)	$(21,754)	$5,190	(23.9)%

Research and Development Expenses (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$143	$6,732	$(6,589)	(97.9)%
COR588	1,837	1,195	642	53.7%
NOV004	319	—	319	100.0%
Other direct research costs	553	910	(357)	(39.2)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	4,035	5,277	(1,242)	(23.5)%
Facilities and other research and development expenses	312	605	(293)	(48.4)%
Total research and development expenses	$7,199	$14,719	$(7,520)	(51.1)%

Research and development expenses were $7.2 million for the three months ended June 30, 2022, compared to $14.7 million for the three months ended June 30, 2021, a decrease of $7.5 million.

The costs for atuzaginstat (COR388) decreased $6.6 million from the prior year due to a decrease of $4.0 million in clinical trial costs, a $1.0 million decrease in drug manufacturing costs, and a decrease in non-clinical analysis related to the GAIN trial of $0.9 million, a $0.6 million decrease in consulting expenses related to atuzaginstat (COR388), and a $0.1 million decrease in the depreciation of our financing lease.

In the quarter ended June 30, 2022, we completed the Phase 1 SAD/MAD trial for our new compound COR588 in a cohort of healthy participants in Australia. The costs for COR588 increased $0.6 million from the prior year due to $0.1 million in clinical trial costs and $0.5 million for non-clinical work supporting COR588.

In the quarter ended June 30, 2022, the costs for NOV004 increased by $0.3 million after the Acquisition on May 19, 2022, primarily in drug manufacturing costs. We anticipate expense increases related to NOV004 to increase from current levels as we advance this asset to a Phase 1 clinical trial in 2023.

Other direct research costs decreased $0.4 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research.

We do not expect to incur significant future costs related to atuzaginstat (COR388) or COR588 as we advance our legacy neuroscience and antiviral assets through a proactive out-licensing efforts.

We also incurred decreases of $1.2 million in personnel related expenses due to a $1.3 million decrease in allocated stock-based compensation costs and a decrease of $0.9 million for decreased headcount year over year, offset by an increase in severance expenses of $1.0 million related to our rationalization of our operational costs and shift in our focus to prioritize our internal development of our bone-targeting drug platform.

Facilities and other research and development expenses decreased $0.3 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 primarily due to a $0.2 million decrease in regulatory, quality assurance, and other consulting expenses and a $0.1 million decrease in rent and facilities expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million to $9.1 million for the three months ended June 30, 2022 from $7.1 million for the three months ended June 30, 2021. The increase in general and administrative expenses is primarily due to an increase of $0.7 million in personnel related expenses due to severance expenses offset by a $0.4 million decrease in allocated stock-based compensation expense, an increase in legal expenses of $1.1 million related to the Acquisition, and $0.6 million increase in other legal compliance costs.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2022 compared to $0.2 million for the three months ended June 30, 2021. The decrease was a result of decreased average cash and investment balances. We anticipate higher investment yields as short-term interest rates continue to rise.

Other Expense

Other expense increased by $0.6 million for the three months ended June 30, 2022, primarily due to unrealized losses resulting from changes in foreign exchange rates, as well as a $0.2 million increase related to the San Diego lease impairment loss and loss on disposal of fixed assets.

Income tax

We recorded an $0.3 million income tax benefit for the three months ended June 30, 2022 as a result of the acquisition of Novosteo.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

The following sets forth our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$19,960	$31,543	$(11,583)	(36.7)%
General and administrative	18,116	13,553	4,563	33.7%
Loss from operations	(38,076)	(45,096)	7,020	(15.6)%
Interest income	217	387	(170)	(43.9)%
Other expense, net	(630)	(131)	(499)	380.9%
Net loss before income tax benefit	(38,489)	(44,840)	6,351	(14.2)%
Income tax benefit	284	—	284	100.0%
Net loss	$(38,205)	$(44,840)	$6,635	(14.8)%

Research and Development Expenses (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$1,261	$15,105	$(13,844)	(91.7)%
COR588	4,011	2,633	1,378	52.3%
NOV004	319	—	319	100.0%
Other direct research costs	1,407	1,785	(378)	(21.2)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	12,337	10,984	1,353	12.3%
Facilities and other research and development expenses	625	1,036	(411)	(39.7)%
Total research and development expenses	$19,960	$31,543	$(11,583)	(36.7)%

Research and development expenses were $20.0 million for the six months ended June 30, 2022, compared to $31.5 million for the six months ended June 30, 2021, a decrease of $11.6 million.

The costs for atuzaginstat (COR388) development decreased $13.8 million from the same period in the prior year due to a decrease of $9.2 million in clinical trial costs, a $2.1 million decrease in drug manufacturing costs, a decrease in non-clinical analysis related to the GAIN trial samples of $1.6 million, a $0.9 million decrease in consulting expenses as the GAIN Phase 2/3 clinical trial concluded in late 2021. Costs incurred in 2022 related primarily to statistical and biomarker analysis.

During the six months ended June 30, 2022, we completed the Phase 1 SAD/MAD trial for our compound COR588 in a cohort of healthy participants in Australia. The costs for COR588 increased $1.4 million from the same period in the prior year due to a $0.6 million increase in clinical trial costs and $0.7 million for non-clinical studies to support COR588, and a $0.1 million increase in drug manufacturing costs.

Additionally, other direct research costs decreased $0.4 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research.

For the six months ended June 30, 2022, the costs for NOV004 increased by $0.3 million after the Acquisition on May 19, 2022, primarily as a result of the increase in drug manufacturing costs. We anticipate expense increases related to NOV004 to increase from current levels as we advance this asset to a Phase 1 clinical trial in 2023.

For the six months ended June 30, 2022, we also experienced a net increase of $1.3 million in personnel related expenses due to an increase in severance related expenses of $2.0 million as we reorganized our operations primarily through head-count reductions offset by a decrease in compensation and benefit costs of $0.7 million.

Facilities and other research and development expenses decreased $0.4 million from the six months ended June 30, 2021 due to a $0.3 million decrease in regulatory and quality assurance consulting costs and $0.1 million decrease in the purchase of non-clinical supplies

General and Administrative Expenses

General and administrative expenses increased approximately $4.6 million to $18.1 million for the six months ended June 30, 2022 from $13.6 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to severances expenses of $1.5 million and $0.6 million increase in allocated stock-based compensation expense related to our operational reorganization and shift in our focus to prioritize our internal development of our bone-targeting drug platform. We also incurred a $1.1 million increase in legal expenses related to the acquisition of Novosteo and $1.0 million increase in other legal costs relating regulatory compliance. Additionally, we incurred increases of $0.2 million in insurance expense, and a $0.2 million increase in facilities expense.

Interest Income

Interest income was $0.2 million for the six months ended June 30, 2022 compared to $0.4 million for the six months ended June 30, 2021. The decrease was a result of decreased average cash and investment balances.

Other Expense

Other expense increased by $0.5 million for the six months ended June 30, 2022, primarily due to unrealized losses resulting from changes in foreign exchange rates, as well as a $0.2 million increase related to the San Diego lease impairment loss and loss on disposal of fixed assets.

Income tax

We recorded an $0.3 million income tax benefit for the three months ended June 30, 2022 as a result of the acquisition of Novosteo.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $274.8 million. and we had cash, cash equivalents and investments of $105.7 million.

Based on our existing business plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through into the second half of 2025.

Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to NOV004, atuzaginstat (COR388), COR588, and other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our product candidates are in various stages of drug development, including pre-IND and clinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We intend to enter into strategic partnerships/collaborations to develop atuzaginstat (COR388), COR588, COR852 and COR803 as we prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development.

In the near term, our primary uses of cash will be to fund our operations, including research and development, preclinical studies, drug manufacturing, other pre-IND activities, and personnel related expenses. Our uses of cash beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to progress on our drug development timelines, which are uncertain but include Phase 1 study for NOV004 and development of other pipeline compounds.

We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•
the progress, costs, trial design, results of and timing of our NOV004 Phase 1 SAD/MAD clinical trial
•
the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
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

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through into the second half of 2025.

Summary Statement of Cash Flows

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(31,506)	$(31,172)
Investing activities	8,162	37,267
Financing activities	730	1,113
Effect of exchange rate changes on cash	(182)	—
Net increase (decrease) in cash and cash equivalents	$(22,796)	$7,208

Operating Activities

Net cash used in operating activities was $31.5 million for the six months ended June 30, 2022. Cash used in operating activities was primarily due to our net loss of $38.2 million for the period, adjusted for $14.5 million of non-cash items, including $14.3 million in stock-based compensation and a net decrease in our current assets of $1.9 million, offset by a net decrease in accounts payable, accrued expenses and other current liabilities of $9.7 million.

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

Investing Activities

Cash provided by investing activities was $8.2 million in the six months ended June 30, 2022, primarily related to the purchase of investments of $36.8 million, maturities of investments of $34.4 million, cash acquired from the Acquisition of $10.6 million.

Cash provided by investing activities was $37.3 million for the six months ended June 30, 2021, primarily related to the purchase of investments of $25.2 million, maturities of investments of $62.6 million and the purchase of equipment of $0.1 million.

Financing Activities

Cash provided by financing activities was $0.7 million in the six months ended June 30, 2022, which consisted of proceeds from the issuance of common stock in connection with an open market sales agreement, net of issuance costs as well as proceeds from the exercise of options.

Cash provided by financing activities was $1.1 million for the six months ended June 30, 2021, which consisted primarily of proceeds from the exercise of stock options during the period.

Contractual Obligations and Commitments

Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of June 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $2.4 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of June 30, 2022. We have approximately $7.4 million in cancellable future commitments based on existing contracts as of June 30, 2022.

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

We had cash, cash equivalents, and marketable securities of $105.7 million as of June 30, 2022, which consisted primarily of bank deposits, money market funds, short-term and long-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, and the low risk profile of our marketable securities, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Foreign Currency Exchange Rate Risk

We have conducted a clinical trial in Australia, and may in the future conduct clinical trials in other countries outside the United States. We operate two Australian subsidiaries and fluctuations in exchange rates between the U.S. dollar and such foreign currencies could result in increased operating expenses and otherwise have a material effect on our results of operations and financial condition. The impact of future exchange rate fluctuations on the results of our operations cannot be accurately predicted due to our constantly changing exposure to various currencies, and the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar. To the extent that the percentage of our non-U.S. dollar expense increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates may increase. We are aware of the availability of off-balance sheet financial instruments to hedge exposure to foreign currency exchange rates, including cross-currency swaps, forward contracts and foreign currency options. However, we have not used such instruments in the past, and none were utilized in 2021 or the six months ended June 30, 2022.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for the three and six months ended June 30, 2022.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Summary of Risk Factors

We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Some of these risks are:

•
We may experience difficulties integrating Quince and Novosteo’s operations and realizing the expected benefits of the acquisition of Novosteo.

•
We are substantially dependent on the success of NOV004, and our successful out-licensing of our legacy assets which will require significant additional clinical testing before we or our partners can seek regulatory approval and potentially launch commercial sales, receive regulatory approval or be successfully commercialized, even if approved. If we are not successful in commercializing NOV004 or out-licensing our legacy assets, or are significantly delayed in doing so, our business will be materially harmed.

•
If we are unable to out-license our legacy assets, our business will be entirely dependent on the successful development, regulatory approval and commercialization of NOV004, our only product candidate currently under development.

•
Adverse side effects or properties, clinical holds imposed by the FDA, and other safety risks have delayed our development of atuzaginstat (COR388) and could delay or preclude approval, have caused and could cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, and these risks could also impact COR588, potential new indications for atuzaginstat (COR388) and other potential candidates.

•
We may not be successful in our efforts to create a pipeline of drug candidates or to develop commercially successful drugs. If we fail to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunity may be limited.

•
We are a preclinical stage biopharmaceutical company with a limited operating history. We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.

•
We will require substantial additional funding to finance our operations, complete the development and commercialization of NOV004 and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

•
We cannot be certain that the FDA will agree with our proposed clinical trial design for NOV004. Our drug candidate including NOV004 or any of our other potential drug candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.

•
To date we have concentrated our research and development and clinical efforts on the treatment of Alzheimer’s and other degenerative diseases and rare skeletal diseases, bone fractures and injury, and fields that have seen very limited success in drug development. Most of our drug candidates are based on new therapeutic approaches and novel technology, which also makes it difficult to predict the time and cost of drug candidate development and the regulatory approval process and exposes us to unforeseen risks, including the risk that the U.S. Food and Drug Administration ("FDA") may impose a clinical hold on, or otherwise limit our ability to proceed with our other clinical programs. We do not know if we will be able to effectively target administered small molecules, peptides or large molecules with our technology or that we will be able to develop drug candidates or approved products using this technology.

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

•
We rely on third parties to conduct some of our clinical trials and some aspects of our research and preclinical testing and on third-party contract manufacturing organizations to manufacture and supply our preclinical and clinical materials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, manufacturing or testing.

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

•
We have conducted and in the future may conduct clinical trials for our drug candidates outside the United States, and the FDA, European Medicines Agency and applicable foreign regulatory authorities may not accept data from such trials.

•
If we are unable to obtain and maintain sufficient intellectual property protection for our drug candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be adversely affected.

•
We may not be able to successfully partner our legacy assets.

Risks Related to our Recent Acquisition of Novosteo

We may experience difficulties integrating Quince and Novosteo’s operations and realizing the expected benefits of the Acquisition.

On May 19, 2022, we completed our previously announced the Acquisition. The anticipated benefits we expect from the Acquisition depend in part on our ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from combining Quince and Novosteo in an efficient and effective manner. We may not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all.

Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws.

Our management may face significant challenges in consolidating the operations of Quince and Novosteo, integrating the technologies, procedures, and policies. We may not be able to integrate our clinical pipelines given that our product candidates are in separate therapeutic spaces. For example, management may have limited experience with the drug candidates in treatment of Alzheimer’s, oncology, COVID-19 and degenerative diseases. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration or out-licensing efforts.

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees or third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the operations of Quince and Novosteo or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of future revenue and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected.

Our ability to be successful will be dependent upon the efforts of our executive officers and key personnel and the loss of such persons could negatively impact the operations of the combined company.

The combined company’s ability to be successful following the Acquisition will be dependent upon the efforts of our executive officers and key personnel. We recently announced resignation of our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Legal and Administrative Officer and Corporate Secretary, Chief Financial Officer and Chief Operating Officer, and our Executive Vice President of Research and Development. Our business following the Acquisition is made up in part of Novosteo’s business, which is different from our historical business. Quince Therapeutics' management has limited experience with NOV004 while Novosteo’s management has limited experience with our legacy assets and other candidates. In addition, the members of Novosteo’s management team have limited experience managing a public company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies, which could cause the combined company’s management to have to expend time and resources helping them become familiar with such requirements.

Our future results could suffer if we do not effectively manage our expanded operations following the Acquisition.

Following the Acquisition, the scope of operations of our business will increase beyond the current scope of operations of either ours or Novosteo’s current businesses. In addition, we may continue to expand our size and operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon its ability to manage our expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected synergies and other benefits currently anticipated from the Acquisition or anticipated from any additional acquisitions or strategic transactions that we may undertake in the future.

Risks Related to Our Business and the Development of Our Drug Candidates

We are substantially dependent on the success of NOV004, and our successful out-licensing of our legacy assets which will require significant additional clinical testing before we or our partners can seek regulatory approval and potentially launch commercial sales, receive regulatory approval or be successfully commercialized, even if approved. If we are not successful in commercializing NOV004 or out-licensing our legacy assets, or are significantly delayed in doing so, our business will be materially harmed

To date, we have invested substantially all of our efforts and financial resources in the research and development of NOV004 and our legacy assets. Before seeking marketing approval from regulatory authorities for the sale of NOV004 and our legacy assets, we and our partners, respectively, must conduct extensive clinical trials to demonstrate the safety and efficacy of the drug in humans. We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval. We cannot be certain that COR588, atuzaginstat (COR388) or NOV004 will be successful in clinical trials. We do not have an open IND for NOV004 and NOV004 has never been tested in humans. NOV004, COR588 or atuzaginstat (COR388) may not receive regulatory approval even if it is successful in clinical trials. For example, on January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on the IND for atuzaginstat (COR388). While we believe atuzaginstat (COR388) and COR588 may hold therapeutic potential in non-CNS indications, including Oncology and Periodontitis but there is no guarantee that further efforts with regard to atuzaginstat (COR388) or COR588 will be successful, and our ability to apply, and obtain regulatory approval, for any of these indications is uncertain at this time. If we do not receive regulatory approvals for NOV004, COR588 or atuzaginstat (COR388), we may not be able to continue our operations. Our prospects, including our ability to finance our operations and generate revenue, will depend entirely on the commercialization of NOV004 and successful development and partnering and regulatory approval of COR588, atuzaginstat (COR388), COR803 and COR852. The clinical and commercial success of NOV004 and our legacy assets will depend on a number of factors, including the following:

•
the results from our clinical trials for COR588 or potential additional indications that we may pursue beyond Alzheimer’s;
•
timely and successful completion of manufacturing of drug supplies and our preclinical studies of NOV004;
•
the frequency and severity of adverse effects of COR588, atuzaginstat (COR388) or NOV004;

•
the likelihood that the COR588 may have a similar level of hepatotoxicity as atuzaginstat (COR388), which may result in a clinical hold by the FDA
•
our ability to out-license our legacy assets;
•
our ability to design a cost effective and feasible Phase 2 clinical study for COR588 in Alzheimer's disease;
•
the ability of third-party manufacturers to manufacture supplies of NOV004 and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;
•
our ability to demonstrate safety and efficacy of NOV004 and our legacy assets to the satisfaction of the FDA and foreign regulatory authorities;
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
•
our ability to successfully commercialize NOV004 and out-license our legacy assets, if approved for marketing and sale by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
•
our success in educating physicians and patients about the benefits, administration and use of our legacy assets;
•
acceptance of NOV004 and our legacy assets as safe and effective by patients and the medical community;
•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•
achieving and maintaining compliance with all regulatory requirements applicable to NOV004 and our legacy assets;
•
the effectiveness of our own or any future collaborators’ marketing, pricing, coverage and reimbursement, sales and distribution strategies and operations;
•
our ability to maintain our existing patents and obtain newly issued patents that cover NOV004 and our legacy assets and to enforce such patents and other intellectual property rights in and to NOV004 and our legacy assets;
•
our ability to avoid third-party intellectual property claims; and
•
a continued acceptable safety profile of COR588 and atuzaginstat (COR388) following approval.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of NOV004 and our legacy assets. If we are not successful in commercializing any of our drug candidates, or are significantly delayed in doing so, our business will be materially harmed.

If we are unable to successfully out-license our legacy assets, our business could materially suffer.

We have discovered and are developing a proprietary library of protease inhibitors from which we have selected for COR588, which is under development to treat Alzheimer’s disease, and atuzaginstat (COR388), which is under development to treat other degenerative diseases in non-CNS indications, including Oncology and Periodontitis. Our approach is based on the discovery of P. gingivalis and its secreted virulence factor proteases, gingipains, and represents a new approach to disease modification in Alzheimer’s disease. There is no current academic or general consensus on the causation of Alzheimer’s disease or method of action or current drugs that purport to treat Alzheimer’s disease. Based on the results of our preclinical and clinical studies to date, we believe COR588 and atuzaginstat (COR388) are neuroprotective and have potential to modify or prevent further neurodegeneration, reduce amyloid beta levels and reduce inflammation, when administered orally. However, these ideas and this approach are novel, and we currently have only limited data based on physiological mouse models of Alzheimer’s disease and our Phase 1 a/b clinical trials which enrolled 67 subjects, including nine patients with mild to moderate Alzheimer’s disease and our Phase 2/3 GAIN trial which enrolled 643 patient participants with mild to moderate Alzheimer’s disease. The results from the GAIN trial did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. Furthermore, on January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on the IND for atuzaginstat (COR388). While we will prioritize the development of our next generation gingipain inhibitor, COR588, in Alzheimer’s disease, we may ultimately discover that COR588 or atuzaginstat (COR388), or any of our other protease inhibitors, do not possess certain properties required for therapeutic effectiveness. We have no long-term evidence regarding the efficacy, safety and tolerability of atuzaginstat (COR388) or other compounds in our proprietary library of protease inhibitors in humans. Currently, we intend to enter into strategic partnerships/collaborations to develop atuzaginstat (COR388), COR588, COR852 and COR803. However, we cannot assure that we are unable to identify suitable partners. If we are unable to identify suitable partners for our indications or if we are required to enter into agreements with such partners on unfavorable terms, our business and prospects could materially suffer.

If we are unable to out-license our legacy assets, our business will be entirely dependent on the successful development, regulatory approval and commercialization of NOV004, our only product candidate under development.

In the event that we are unable to partner or develop COR588, atuzaginstat (COR388), COR803 and COR852, our only product candidate will be NOV004, which is currently in preclinical development and has not been approved for sale, clinical trials or commercial use. In addition, we do not have an IND or trial design for NOV004 which has been reviewed or cleared by the FDA. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, including our ability to finance our company and generate any revenue in the future, will, at that point, depend entirely on the successful development, regulatory approval and commercialization of NOV004, which may never occur. We may have inadequate financial or other resources to advance NOV004 through the clinical trial process, depending on the requirements of the FDA and similar foreign regulatory agencies. In addition, our clinical development program for NOV004 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that NOV004 is safe and effective in clinical trials, and we may therefore fail to commercialize NOV004. Further, interpretation of trial results by the FDA and similar foreign regulatory agencies may vary and NOV004 may not receive regulatory approval even if it is successful in planned and future clinical trials. Any failure to obtain regulatory approval of NOV004 would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market NOV004, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of NOV004, even if approved.

If the market opportunities for NOV004 are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer. Because the target patient populations of NOV004 are small, and the addressable patient population even smaller, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

NOV004 is a precision bone growth molecule for rare disease. Given the small number of patients who have the disease that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with NOV004, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, or patient foundations, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain commercial approval and significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. In addition, we do not have experience in launching and marketing a product targeting rare disease and cannot assure that we will be able to obtain such market share.

Our target patient populations are relatively small, and as a result, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell NOV004 will be adversely affected.

Clinical drug development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. We did not meet statistical significance on either of the co-primary endpoints in the GAIN Trial and any other drug candidate that we may advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

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

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidate may not be further developed or have favorable results in later studies or trials. Clinical trial failure may result from a multitude of factors including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the pharmaceutical industry have suffered setbacks in the advancement of their drug candidates into later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding results in earlier preclinical studies or clinical trials. The Phase 1a and Phase 1b clinical trials for our drug candidate, atuzaginstat (COR388), included only nine Alzheimer’s patients and 58 healthy volunteers. Further, the results of our earlier stage clinical trials and our preclinical animal studies may not be predictive of the results of outcomes in later-stage clinical studies. For example, data from six Alzheimer’s patients treated with atuzaginstat (COR388) in our Phase 1b clinical trial showed improvements across several exploratory cognitive tests. However, these improvements should be interpreted with caution because they were not all statistically significant. When evaluated in a larger patient population, atuzaginstat (COR388) may not show similar improvements toward cognitive effects or may demonstrate different chemical and pharmacological properties in patients in unforeseen or harmful ways. Additionally, our Phase 2/3 GAIN trial, with 643 patient participants with mild to moderate Alzheimer’s disease, did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. Based upon negative or inconclusive results, we may decide, or regulatory authorities may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from preclinical trials and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit or prevent development efforts, clinical trials or marketing approval. Furthermore, as more competing drug candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

If we are unable to complete preclinical studies or clinical trials of NOV004 or future drug candidates, due to safety concerns, or if the results of these trials are not sufficient to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization on a timely basis or at all. Even if we are able to obtain marketing approval for our current and any future drug candidates, those approvals may be for indications or dose levels that deviate from our desired approach or may contain other limitations that would adversely affect our ability to generate revenue from sales of those drug candidates. Moreover, if we are not able to differentiate our drug candidate against other approved drug candidates within the same class of drugs, or if any of the other circumstances described above occur, our business would be harmed and our ability to generate revenue from that class of drugs would be severely impaired.

Adverse side effects or properties, the clinical holds imposed by the FDA, or and other safety risks have delayed our development of atuzaginstat (COR388) and could delay or preclude approval, have caused and could cause us to suspend or discontinue clinical trials, abandon further development, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any, relating to COR588, potential new indications for atuzaginstat (COR388) and other potential candidates. We cannot guarantee that similar serious adverse events or clinical holds will not happen in the future with COR588, atuzaginstat (COR388) or any future drug candidates for any current or additional indications. There may be side effects and adverse events associated with the use of COR588, atuzaginstat (COR388) or any future drug candidates.

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

As we or our potential partners assess data from our Phase 2/3 GAIN trial or safety of atuzaginstat (COR388), we or our partners may identify additional adverse events that were not identified or not considered significant in our earlier trials. If such side effects become later known in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly. If we or others later identify undesirable side effects, a number of potentially significant negative consequences could result, including:

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
•
our reputation may suffer.

Any of these events could prevent us or our potential partners from achieving or maintaining market acceptance of atuzaginstat (COR388), NOV004 or any future drug candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of drug candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. Our drug candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. Additionally, in future trials there may be unforeseen serious adverse events or side effects that differ from those seen in our preclinical tests, Phase 1 and Phase 2 clinical trials, which may result in a full or partial clinical hold from the FDA, or similar adverse events or additional adverse events that were not identified or not considered significant in our earlier trials that result in additional clinical holds on our current or currently contemplated clinical programs imposed by the FDA or otherwise limit our ability to proceed with other clinical programs in our pipeline, which will harm our business, financial condition, results of operations and may force us to cease our operations.

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

Clinical holds imposed by the FDA could prevent us or a partner from administering atuzaginstat (COR388) in oncology or periodontal or additional studies.

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

One of our strategies is to identify and pursue clinical development of additional drug candidates. We currently have five programs in the early phase of development, all of which are in the research, discovery and preclinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional drug candidates will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional drug candidates, advance any of these additional drug candidates through the development process, successfully commercialize any such additional drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional drug candidates. If we are unable to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunity may be limited.

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
•
we may not be able to generate sufficient preclinical data to support clinical development for NOV004;
•
we may require additional preclinical studies or manufacturing of drug supplies for NOV004, which may delay our timeline for the clinical development for NOV004;
•
we may experience delays in reaching a consensus with regulatory agencies on preclinical and clinical study design;
•
we may not be able to obtain appropriate or sufficient test agents or preclinical animal models in connection with the indication the drug candidate is meant to address;
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

Preclinical studies and clinical trials are expensive and time consuming, additional or unsuccessful clinical trials could cause our clinical development activities to be delayed or otherwise adversely affected.

All of our drug candidates are in clinical and preclinical development and their risk of failure is high. The clinical trials and manufacturing of our drug candidates are, and the manufacturing and marketing of our drug, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our drug candidates. To date, we have not discussed with the FDA about its drug candidate, NOV004. Before obtaining regulatory approvals for the commercial sale of any of our drug candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our drug candidates are both safe and effective for use in each target indication. We may not be able to develop a trial design that the FDA and other foreign regulatory authorities can accept. Each drug candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We cannot guarantee that our ongoing and any future clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if our ongoing and any future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our product candidates for their targeted indications or support continued clinical development of such product candidates. Our ongoing and any future clinical trial results may not be successful.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA, EMA or other foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our drug candidates for approval. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA, EMA or other foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our drug candidates.

If we are required to conduct additional preclinical studies, clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies, clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Drug development costs will also increase if we experience delays in testing or in obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be amended or will be completed on schedule, or at all. Significant preclinical studies and clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates, could allow our competitors to bring drug candidates to market before we do, and could impair our ability to successfully commercialize our drug candidates, if approved, any of which may harm our business and results of operations. In addition, many of the factors that cause, or lead to a delay in the commencement or completion of, clinical trials may also ultimately lead to termination or suspension of a clinical trial. Any of these occurrences may harm our business, financial condition and prospects significantly. Any termination of any clinical trial of our drug candidates will harm our commercial prospects and our ability to generate revenues.

Risks Relating Our Financial Position

We are a pre-clinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the prospects for our future viability.

We are a preclinical stage biopharmaceutical company with a limited operating history focused on developing therapeutics for degenerative diseases, including Alzheimer’s disease. We were incorporated in June 2012 and commenced material operations in June 2014. We have a very limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have recently initiated clinical trials for COR588 and have not initiated clinical trials for any of our other drug candidates. To date, we have reported top-line data in only one Phase 2/3 clinical trial, which is currently subject to a full clinical hold by the FDA, and have not initiated any other late stage clinical trial, obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2021, 2020, 2019, our net losses were $89.9 million, $76.8 million and $37.0 million, respectively. We had an accumulated deficit of $274.8 million as of June 30, 2022.

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

We expect to advance atuzaginstat (COR388) only if we are successful in partnering our legacy assets, but we may not be able to find a suitable partner, if at all. See also the risk factor titled “If we are unable to successfully out-license our legacy assets, our business could materially suffer.”

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

We will require substantial additional funding to finance our operations, complete the development and commercialization of NOV004 and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, NOV004. In addition, if we obtain marketing approval for NOV004 or any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of June 30, 2022, we had $105.7 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

We believe that our existing capital resources will be sufficient to fund our projected operations through the second half of 2025. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

•
the willingness of the FDA and EMA to approve the implementation of protocols for further development our compounds, including but not limited to, NOV004 in their respective indications;
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

Risks Relating to Regulatory Review and Approval of Our Drug Candidates and Other Legal Compliance Matters

We cannot be certain that the FDA or foreign regulatory authorities will permit us to proceed with our proposed clinical trial designs for COR588 or NOV004. Our drug candidates, including NOV004, COR588, atuzaginstat (COR388) or any of our other potential drug candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.

Currently, we do not have a trial design for COR588 for Alzheimer's or a non-Alzheimer's indication or NOV004 that has been reviewed or cleared by the FDA or any foreign regulatory authorities. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials.

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

To date we have concentrated our research and development and clinical efforts on the treatment of Alzheimer’s and other degenerative diseases and rare skeletal diseases, bone fractures and injury, and fields that have seen very limited success in drug development. Most of our drug candidates are based on new therapeutic approaches and novel technology, which also makes it difficult to predict the time and cost of drug candidate development and the regulatory approval process and exposes us to unforeseen risks, including the risk that the U.S. Food and Drug Administration ("FDA") may impose a clinical hold on, or otherwise limit our ability to proceed with, our other clinical programs.

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

Although we have continued to make advances in our development of NOV004, our research continues to be at an early stage, and we face challenges. Development of any drug candidates utilizing our technology is expected to require significant additional research and funding. For example, we may experience delays in the manufacture of drug supplies or identify suitable animal disease models for our drug candidates, which could delay or frustrate our ability to proceed into clinical trials or obtain marketing approval. NOV004 is expected to enter Phase 1 clinical trials in 2023 with planned areas of investigation including osteogenesis imperfecta, general fractures and spinal fusion. There is no assurance that we will continue our development of NOV004, that subsequent research will be successful or that we will be able to develop drug candidates or approved products using our technology.

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

We rely on third parties to conduct some of our preclinical studies and clinical trials and some aspects of our research and preclinical testing and on third-party contract manufacturing organizations to manufacture and supply our preclinical and clinical materials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, manufacturing or testing.

Although we have our own lab to conduct some preclinical studies for NOV004, we currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing and our clinical trials. We also rely on third-party contract manufacturing organizations to manufacture and supply our preclinical and clinical materials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our drug development activities.

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

The lab facilities in which our product candidates are developed could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

We presently develop our product candidates at our lab facilities in West Lafayette, Indiana. If our lab facilities were to be damaged or destroyed by fire, flood, other natural disaster or other occurrences of any kind, it would have a material adverse effect on our ability to develop product candidates and on our business, financial condition and results of operations.

We must comply with applicable regulations and guidelines. We may experience shortages in qualified personnel. We are subject to inspections by regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow regulatory requirements or delay, interruption or other issues that arise in the development of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, leading to significant delays in the availability of therapeutic product for clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

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

There are many bone building and osteoporosis drugs currently in development and available in the United States include anti-resorptive agents, anabolic agents, and an agent that has both anabolic and anti-resorptive characteristics. Anti-resorptive agents including bisphosphonates, hormone therapy, selective estrogen receptor modulators (SERMs), and Amgen's Prolia (denosumab), are the most common treatments for osteoporosis. Teriparatide, marketed by Lilly under the name Forteo/Forsteo (outside the U.S.) and abaloparatide, marketed by Radius Health under the name Tymlos are both anabolic drugs targeting the PTH receptor approved in the United States for the treatment of osteoporosis. We are aware of companies pursuing development in the United States of teriparatide through various regulatory pathways, including Teva Pharmaceutical Industries, Ltd., and APOTEX. We believe other companies may be in earlier stages of development of a generic version of teriparatide. Romosozumab, an anti-sclerostin monoclonal antibody for the treatment of osteoporosis, is marketed by Amgen and UCB under the name Evenity, following regulatory approval in the US, Europe and Japan.

There are several therapies in development for osteogenesis imperfecta including setrusumab, an anti-sclerostin monoclonal antibody, in development by Ultragenyx and Mereo BioPharma; SAR439459, and fresolimumab, both anti-TFB-beta monoclonal antibodies, in development by Sanofi; and romosozumab, in development by Amgen.

Fracture repair or spinal fusion therapies and devices available to be applied during surgery include recombinant human bone morphogenetic protein-2 (rhBMP2), marketed by Medtronic under the name Infuse Bone Graft. rhPDGF-BB, marketed by Lynch Biologics and Wright Medical Group N.V., and low-intensity pulsed ultrasound (LIPUS) marketed by BioVentus.

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

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, factors that may inhibit our efforts to commercialize any drug candidates, if and when approved, whether alone or in collaboration with others:

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
•
the pricing of our products, particularly as compared to alternative treatments;

•
availability of alternative effective treatments for indications our therapeutic candidates are intended to treat and the relative risks, benefits and costs of those treatments;

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

Our headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations, impair critical systems or result in loss of clinical samples. Any of these disruptions or other events outside of our control could have a material adverse impact on our business, harming our operating results. In addition, if any of our suppliers or third-party service providers, such as our manufacturing partners or CROs, are affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control, our business and operating results could suffer. Disasters, public health crises and political crises occurring at third-party facilities also could negatively impact our clinical development and regulatory approval timelines, our reputation and the perception of our company. For example, as a result of the COVID-19 pandemic, we and our third- party service providers temporarily limited our operations or implemented limitations, including work-from-home policies. All employees have now returned to their pre-pandemic work locations and activities. However, as long as the pandemic continues, our employees may be exposed to health risks and government directives may require us to close again certain of our offices or our laboratory facility. In addition, as a result of "shelter-in-place" orders or other mandated travel restrictions, our on-site staff conducting research and development activities may not be able to access our laboratories, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, due to travel restrictions and “shelter-in-place” orders, we may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates and reduced ability to engage with the medical and investor communities due to the cancelation of conferences scheduled throughout the year. We also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions. Furthermore, new quarantines for COVID-19 or other viruses could impact personnel at contract manufacturing facilities in China, Europe or elsewhere to deliver key materials or the availability or cost of starting materials. Any disruption of our contract manufacturing vendors in China, Europe or elsewhere to deliver key materials on a timely basis could have a material adverse effect on the initiation of new trials, the duration of open label extension studies and overall product development. In addition, we may experience delays or disruptions in non-clinical experiments and supplies for such experiments, including animals required for such experiments. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

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

In addition, we recently announced a cost reduction program to reorganize operations and to allow continued support for the needs of its business following the clinical hold on atuzaginstat (COR388) IND, impacting a number of employees. Any reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the cost reduction program.

Our industry has experienced a high rate of turnover of management personnel in recent years. We recently announced resignation of our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Legal and Administrative Officer and Corporate Secretary, Chief Financial Officer and Chief Operating Officer and our Executive Vice President of Research and Development. Changes in management is disruptive to our business and have also resulted in our loss of unique skills, loss of knowledge about our business. For example, our new management team has limited knowledge of our legacy clinical programs. Such turnover may also result in the departure of other existing employees or partners.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. New laws may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our drug candidates and, accordingly, the results of our financial operations.

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

Our ability to successfully commercialize any drugs that we develop depends in part on the extent to which coverage and adequate reimbursement are available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, each individually decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs, or VA, hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our product candidates, if approved. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage or reimbursement will be available for any drug candidate that we commercialize and, if coverage or reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. In order to get coverage and reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs.It is possible that a third-party payor may consider our product candidates, once approved, and other therapies as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, once approved, compared to existing products, pricing of existing products may limit the amount we will be able to charge for our product candidates. once approved. Third-party payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. Because NOV004 is in the early stages of development, we are unable at this time to determine the likely level or method of coverage and reimbursement from third-party payors. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage decisions and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained.

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

On May 19, 2022, we completed the Acquisition. Although we currently have no plans to do so, we may attempt to acquire other businesses, technologies or drug candidates that we believe are a strategic fit with our business. If we do undertake any acquisitions, the process of integrating an acquired business, technology or drug candidates into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition.

We have conducted and in the future may conduct clinical trials for our drug candidates outside the United States, and the FDA, European Medicines Agency and applicable foreign regulatory authorities may not accept data from such trials.

We recently concluded our COR588 Phase 1 trial outside the United States and in the future may choose to conduct one or more of our clinical trials outside the United States. In particular, we are conducting clinical trial operations in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authorities may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Risks Relating to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our current drug candidates, any future drug candidates, and other proprietary technology we develop, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our current drug candidate, if approved, any future drug candidates, and other proprietary technologies if approved, may be adversely affected.

Our commercial success will depend in part on obtaining and maintaining a combination of patent protection, trade secret protection and confidentiality agreements to protect the intellectual property related to our current and future drug candidates and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our drug candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our current or future drug candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

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

We have applied, and we intend to continue applying, for patents covering aspects of our current drug candidates, any future drug candidates, or other proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of June 30, 2022, we were the owner of record of eight issued U.S. patents, 40 non-U.S. patents, and 58 pending U.S. and non-U.S. patent applications. Through the May 2022 acquisition of Novosteo, Inc., we are also the exclusive licensee of 1 issued U.S. patent, and 20 pending U.S. and non U.S. patent applications and the owner of record of 1 additional pending U.S. patent application (all issued U.S. patents, non-U.S. patents, and pending U.S. and non-U.S. patent applications mentioned above, collectively, “the Quince patent portfolio”).

Five issued U.S. patents and 38 issued non-U.S. patents in the Quince patent portfolio relate to atuzaginstat (COR388), with claims directed to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications in the Quince patent portfolio relate to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, methods of using these compounds in the treatment of various indications, and methods of making these compounds.

In addition, three issued U.S. patents and two non-U.S. patent in the Quince patent portfolio relate to pharmaceutical compounds that do not encompass atuzaginstat (COR388), with claims directed to pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications relate to additional compounds in these areas; as well as to diagnostic methods and assay methods.

One issued U.S. patent in the Quince patent portfolio relates to NOV004, with claims directed to NOV004 and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of bone fractures. Pending U.S. and non-U.S. patent applications in the Quince patent portfolio relate to NOV004 and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and methods of using these compounds in the treatment of various indications.

Without patent protection on the composition of matter of our current or future drug candidates, our ability to assert our patents to stop others from using or selling our current or future drug candidates may be limited. Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of our current or future drug candidates or methods involving the use of these candidates in a particular patent application. We plan to pursue divisional patent applications or continuation patent applications in the United States and other countries, where applicable, to obtain claim coverage for inventions which were disclosed but not claimed in a particular parent patent application.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our current drug candidates, any future drug candidate, and other proprietary technologies and their uses by obtaining, defending, and enforcing patents. These risks and uncertainties include the following:

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
•
other parties may have designed around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same compounds, compositions of matter, or methods, or formulations, or by claiming subject matter that could dominate our patent position;
•
any successful opposition to any patents owned by or licensed to us could deprive us of rights necessary to prevent others from practicing our technologies or to successfully commercialize any drug candidates that we may develop;

•
because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our current drug candidates, any future drug candidates, and other proprietary technologies and their uses;
•
an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of applications we may in-license which have an effective filing date before March 16, 2013;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing drug candidates in those countries.

The patent prosecution process is also expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting our or our licensor’s operations. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection for such output. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We depend on a license agreement with Purdue and termination of this license could result in the loss of significant rights, which would harm our business.

On June 3, 2020, Novosteo entered into a License Agreement with Purdue Research Foundation, as amended on March 21, 2022 (the “Purdue Agreement”). Under the Purdue Agreement, we obtained an exclusive worldwide license under certain bone fracture repair and oncology therapeutics related patents and technology developed by the Purdue University and owned by Purdue Research Foundation to make or have made, use, sell or have sold, and import, and otherwise exploit products that are covered by such patents and technology, including the right to grant and authorize sublicenses, subject to Purdue Research Foundation’s consent. Such exclusive license is subject to certain rights retained by the U.S. government and Purdue Research Foundation.

In addition, we are required to pay Purdue Research Foundation annual license maintenance fee, development milestones (up to $4.25 million for each licensed product), low single digit running royalty on the gross receipts of the licensed products (subject to minimum annual royalty), and a share of certain payments that we may receive from our sublicensees. As a result, it may not be possible for us to develop and manufacture any drug candidates at a cost or in quantities sufficient to make these drugs commercially viable or to maintain current operating margins. The Purdue Agreement also requires us to bear the cost of the prosecution and maintenance of the licensed patents.

Pursuant to the Purdue Agreement, we are required to use commercially reasonable efforts to develop, manufacture and commercialize the licensed product in accordance with a mutually agreed development timelines and commercialization plan.

If we fail to pay any sum due, miss any milestone timelines or otherwise materially breach the agreement or fail to cure such breach within specified cure period), Purdue has the right to terminate our license, and upon the effective date of such termination, we must cease all activities licensed all rights, data, information, know-how, and material licensed or transferred to us under this license agreement will revert to Purdue and all rights, data, information, know-how, material, records and registrations developed or made by us that relate in whole or in part to the activities contemplated by our amended and restated license agreement with Purdue will be transferred to Purdue. Any uncured, material breach under the license agreement could result in loss in our rights to develop and market NOV004 and experience significant delays in the development or commercialization of NOV004, which could have a material adverse impact on our operations and financial condition and results.

Further, Purdue Research Foundation or any future licensors may not always act in our best interest. If disputes over intellectual property rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, our business, results of operations, financial condition, and prospects may be adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer adverse consequences.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court, and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Third parties, including competitors, may infringe, misappropriate or otherwise violate our patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may need to choose to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent, alone or with our licensors, infringement, misappropriation, or other violation of our intellectual property, particularly in countries where the laws may not protect those rights as fully as in the United States. If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. Similar mechanisms for challenging the validity and enforceability of a patent exist in non-U.S. patent offices and may result in the revocation, cancellation, or amendment of any non-U.S. patents we hold in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents, or those of our licensor’s, invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more drug candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications, or those of our licensor’s. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our current and any future drug candidates to market.

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

In addition, proceedings to enforce or defend our patents, including those of our licensor’s, could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our drug candidates are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our drug candidates, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights. If we initiate lawsuits to protect or enforce our patents, or litigate against third party claims, such proceedings would be expensive and would divert the attention of our management and technical personnel.

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
•
cause development delays;
•
prevent us from out-licensing our legacy assets or commercializing NOV004, or our other drug candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;
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

If we are sued for patent infringement, we would need to demonstrate that our drug candidates or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity or unenforceability is difficult.

For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity or enforceability of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid or unenforceable, we may incur substantial monetary damages, encounter significant delays in bringing our drug candidates to market and be precluded from manufacturing or selling our drug candidates.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or pending applications are due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm to pay these fees due to the USPTO and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. If we license intellectual property we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our drug candidates and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed.

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

No earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter parties review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, Congress may pass patent reform legislation that is unfavorable to us.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our drug candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

•
our ability to partner our legacy assets;
•
developments of COR588 and atuzaginstat (COR388) for treatment of Alzheimer’s disease or other non-CNS indications, including Oncology and Periodontitis;
•
results of clinical trials of other drug candidates being evaluated for Alzheimer’s disease or other neurodegenerative diseases;
•
any delays in manufacturing of drug supplies, results of preclinical studies and clinical trials for NOV004 for the treatment of osteogenesis imperfecta, general fractures and spinal fusion;
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
•
additions or departures of key personnel, such as the recently announced departure of Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Legal and Administrative Officer and Corporate Secretary and Chief Operating and Financial Officer and Executive Vice President of Research and Development;
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

We may become the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. Any preclinical or clinical trial results that the investors may deem as unfavorable, volatility in our stock price and other matters affecting our business and operations may subject us to actual and threatened securities class actions or stockholder derivative claims. In addition, we may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Novosteo’s business and ours following the Acquisition. These types of proceedings may result in substantial costs, divert management’s attention from other business concerns and adversely impact our business, results of operations and financial condition.

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

In addition, the issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.• timely and successful completion

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, timely and successful completion which Exhibit Index is incorporated herein by reference.

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 9, 2022, by and among Cortexyme, Inc., Novosteo Inc., Quince Merger Sub I, Inc., Quince Merger Sub II, LLC and Fortis Advisors LLC	8-K	5/12/2022	001-38890
3.1	Amended and Restated Certificate of Incorporation	8-K	5/13/2019	001-38890
3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	8/1/2022	001-38890
3.3	Amended and Restated Bylaws	8-K	8/1/2022	001-38890
10.1+	Separation Agreement, by and between Cortexyme, Inc. and Michael Detke, dated as of May 2, 2022				X
10.2+	Employment Offer Letter, by and between Cortexyme, Inc. and Brendan Hannah, dated May 9, 2022				X
10.3+	Employment Offer Letter, by and between Cortexyme, Inc. and Karen Smith, dated May 9, 2022				X
10.4+	Employment Offer Letter, by and between Cortexyme, Inc. and Dirk Thye, dated May 9, 2022				X
10.5+	Cortexyme, Inc. 2022 Inducement Plan	S-8	5/20/2022	333-265109
10.6+	Forms of Stock Option Award Agreement, Notice of Stock Option Grant and Exercise Notice under Cortexyme, Inc. 2022 Inducement Plan	S-8	5/20/2022	333-265109
10.7+	Forms of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Grant Cortexyme, Inc. 2022 Inducement Plan	S-8	5/20/2022	333-265109
10.8+	Novosteo Inc. 2019 Equity Incentive Plan	S-8	5/20/2022	333-265109
10.9+	Separation Agreement, by and between Cortexyme, Inc. and Caryn G. McDowell, dated as of May 19, 2022				X
10.10+	Executive Change in Control and Severance Agreement, by and between Cortexyme, Inc. and Brendan Hannah, dated as of May 19, 2022				X
10.11+	Executive Change in Control and Severance Agreement, by and between Cortexyme, Inc. and Karen Smith, dated as of May 19, 2022				X
10.12+	Executive Change in Control and Severance Agreement, by and between Cortexyme, Inc. and Dirk Thye, dated as of May 19, 2022				X
10.13+	Separation Agreement, by and between Cortexyme, Inc. and Christopher Lowe, dated as of June 10, 2022				X
10.14	Sublease Agreement, by and between Cortexyme, Inc. and ICON Clinical Research, LLC, dated as of May 5, 2022				X
10.15	Consent to Sublease, by and between Cortexyme, Inc. and ICON Clinical Research, LLC, dated as of June 8, 2022				X
10.16+	Separation Agreement, by and between Cortexyme, Inc. and Leslie Holsinger, dated as of July 31, 2022				X
10.17+	Amended and Restated Outside Director Compensation Policy				X
10.18*	License Agreement dated June 3, 2020, by and between Purdue Research Foundation and Novosteo Inc.				X
10.19*	Amendment No. 1 to License Agreement dated March 21, 2022 by and between Purdue Research Foundation and Novosteo Inc.				X
31.1	Certification of Principal Executive pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Executive pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X

32.1#	Certification of Principal Executive pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Principal Executive pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

+ Management contract or compensatory plan or arrangement.

* Portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted material is of the type that the Registrant treats as private or confidential. Registrant agrees to furnish supplementally an unedited copy of the exhibit to the SEC upon request.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quince Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Ted Monohon
Ted Monohon
Chief Accounting Officer
(Principal Financial and Accounting Officer)