Form 10-Q
period 2022-09-30
Quince Therapeutics, Inc.
filed 2022-11-09
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 36,130,306 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Quince Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021 (1)
ASSETS
Current assets:
Cash and cash equivalents	$31,809	$69,724
Short term investments	62,534	37,078
Prepaid expenses and other current assets	3,933	4,871
Total current assets	98,276	111,673
Property and equipment, net	375	263
Operating lease right-of-use assets, net	208	1,165
Long term investments	5,001	19,933
Intangible asset	5,900	—
Other assets	17	194
Total assets	$109,777	$133,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,181	$4,911
Accrued expenses and other current liabilities	3,764	9,311
Total current liabilities	4,945	14,222
Long-term financing lease liabilities	19	—
Long-term operating lease liabilities	34	420
Deferred tax liabilities	248	—
Total liabilities	5,246	14,642
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,130,306 and 30,074,412 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	36	30
Additional paid in capital	387,473	355,234
Accumulated other comprehensive loss	(253)	(79)
Accumulated deficit	(282,725)	(236,599)
Total stockholders’ equity	104,531	118,586
Total liabilities and stockholders’ equity	$109,777	$133,228

(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$2,451	$14,038	$22,410	$45,582
General and administrative	4,344	7,639	22,461	21,192
Goodwill impairment charge	825	—	825	—
Total operating expenses	7,620	21,677	45,696	66,774
Loss from operations	(7,620)	(21,677)	(45,696)	(66,774)
Interest income	315	128	532	515
Other expense, net	(616)	(157)	(1,246)	(287)
Net loss before income tax benefit	(7,921)	(21,706)	(46,410)	(66,546)
Income tax benefit	—	—	284	—
Net loss	(7,921)	(21,706)	(46,126)	(66,546)
Other comprehensive income (loss):
Foreign currency translation adjustments	343	18	481	18
Unrealized loss on available for sales securities	(130)	(64)	(655)	(260)
Total comprehensive loss	$(7,708)	$(21,752)	$(46,300)	$(66,788)
Net loss per share - basic and diluted	$(0.22)	$(0.73)	$(1.41)	$(2.25)
Weighted average shares of common stock outstanding - basic and diluted	35,612,749	29,767,376	32,758,132	29,637,328

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended September 30, 2022 and 2021
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance June 30, 2022	35,977,688	$36	$386,766	$(466)	$(274,804)	$111,532
Issuance of common stock on exercise of stock options and vesting of restricted stock units	152,618	—	13	—	—	13
Stock based compensation	—	—	694	—	—	694
Foreign currency translation adjustment	—	—	—	343	—	343
Other comprehensive loss	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(7,921)	(7,921)
Balance September 30, 2022	36,130,306	$36	$387,473	$(253)	$(282,725)	$104,531

Balance June 30, 2021	29,655,786	$30	$333,427	$117	$(191,494)	$142,080
Exercise of stock options	211,477	—	4,706	—	—	4,706
Stock based compensation	—	—	7,618	—	—	7,618
Foreign currency translation adjustment	—	—	—	18	—	18
Other comprehensive loss	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(21,706)	(21,706)
Balance September 30, 2021	29,867,263	$30	$345,751	$71	$(213,200)	$132,652

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the nine months ended September 30, 2022 and 2021
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2022	30,074,412	$30	$355,234	$(79)	$(236,599)	$118,586
Issuance of common stock in connection with open market sales agreement, net of issuance costs of $19	51,769	—	608	—	—	608
Issuance of common stock on exercise of stock options and vesting of restricted stock units	484,125		148			148
Stock based compensation	—	—	14,986	—	—	14,986
Share issuance in connection with acquisition of Novosteo, Inc.	5,520,000	6	16,497			16,503
Foreign currency translation adjustment				481		481
Other comprehensive loss	—	—	—	(655)	—	(655)
Net loss	—	—	—	—	(46,126)	(46,126)
Balance September 30, 2022	36,130,306	$36	$387,473	$(253)	$(282,725)	$104,531

Balance January 1, 2021	29,543,222	$29	$318,574	$313	$(146,654)	$172,262
Exercise of stock options	324,041	1	5,817	—	—	5,818
Stock based compensation	—	—	21,360	—	—	21,360
Foreign currency translation adjustment	—	—	—	18	—	18
Other comprehensive loss	—	—	—	(260)	—	(260)
Net loss	—	—	—	—	(66,546)	(66,546)
Balance September 30, 2021	29,867,263	$30	$345,751	$71	$(213,200)	$132,652

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net Loss	$(46,126)	$(66,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash rent expense	—	199
Stock based compensation	14,986	21,360
Depreciation and amortization	162	260
Impairment loss on operating lease	136	—
Loss on disposal of fixed assets	77	—
Non-cash goodwill impairment charge	825	—
Amortization of premium on available for sale investments	83	679
Change in deferred tax liabilities due to acquisition of Novosteo, Inc.	(284)	—
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	2,396	(973)
Other assets	175	(154)
Accounts payable	(5,329)	(675)
Accrued expenses and other current liabilities	(5,304)	(2,664)
Net cash used in operating activities	(38,203)	(48,514)
Cash flow from investing activities:
Purchase of investments	(66,767)	(35,778)
Proceeds from maturities of investments	55,495	73,947
Cash acquired from Novosteo, Inc.	10,593	—
Proceeds from disposal of assets	70	—
Purchase of property and equipment	(55)	(136)
Net cash provided by / (used in) investing activities	(664)	38,033
Cash flows from financing activities:
Payments of finance leases	(31)	—
Proceeds from issuance of common stock upon exercise of stock options	148	5,818
Proceeds from issuance of common stock in connection with open market sales agreement, net of issuance costs	608	—
Net cash provided by financing activities	725	5,818
Effect of exchange rate changes on cash	227	29
Net decrease in cash and cash equivalents	(37,915)	(4,634)
Cash and cash equivalents at beginning of period	69,724	66,841
Cash and cash equivalents at end of period	$31,809	$62,207

Supplemental disclosures of non-cash information:
Net assets acquired of Novosteo, Inc. in exchange for common stock	$16,503	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$256	$1,254
Right-of-use asset and operating lease liability reduction as a result of lease modification	$(640)	$—

See accompanying notes.

Quince Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Effective August 1, 2022, Cortexyme Inc. changed its name to Quince Therapeutics, Inc (the "Company"). The Company was incorporated in the State of Delaware in June 2012 and is headquartered in South San Francisco, California. In April 2021, the Company established a wholly owned subsidiary in Australia, Cortexyme Australia, Pty Ltd. The Company is a preclinical stage biopharmaceutical company advancing innovative precision therapeutics for debilitating and rare diseases. In May 2022, the Company completed the acquisition of Novosteo, Inc. ("Novosteo"), a Delaware corporation, a privately held biotech focused on targeted therapeutics to treat rare skeletal diseases, bone fractures and injury. In addition to the skeletal disease candidate, the Company’s pipeline includes proprietary drug candidates for the treatment of Central Nervous System ("CNS") disorders including Alzheimer’s disease, oncology applications designed to prevent the development of oral squamous cell carcinoma, as well as for the treatment of underserved and chronic conditions like periodontitis. The Company’s pipeline also includes a proprietary irreversible protease inhibitor under development for the treatment of coronavirus infection.

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2022, the Company had an accumulated deficit of $282.7 million. Since inception through September 30, 2022, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”), a private investment in public equity transaction (“PIPE Financing”), and an at-the-market offering under an open market sales agreement. As of September 30, 2022, the Company had cash, cash equivalents, and short-term investments of $94.3 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements. The Company also has long-term investments of $5.0 million.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions of the SEC on Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

The condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Form 10-K filed with the SEC on March 1, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s drug candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers. The Company’s drug candidates will require approvals from the U.S. Food and Drug Administration ("FDA") and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any drug candidate will receive the necessary approvals. On January 25, 2022, the Company received a letter from the FDA Division of Neurology 1 placing a full clinical hold on atuzaginstat (COR388) IND application. Other divisions of the FDA may impose a clinical hold on atuzaginstat (COR388). This clinical hold may reduce the Company's ability to out-license this product candidate to third parties which could have a materially adverse impact on the Company.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K other than as noted below:

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

The Company recognized a $0.8 million impairment charge for the three and nine months ended September 30, 2022.

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

Recent Accounting Pronouncements Adopted

ASU 2021-10, Disclosures by Business Entities about Government Assistance. In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832),” which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The adoption of this pronouncement in the first quarter of 2022 did not have a material impact on its consolidated financial statements or disclosures.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2022 and December 31, 2021 are presented in the following tables (in thousands):

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$15,012	$15,012	$—	$—
Certificates of Deposit	5,748	—	5,748	—
Repurchase Agreements	5,000	—	5,000	—
Corporate notes	16,009	—	16,009	—
Government and agency notes	46,836	—	46,836	—
Municipal notes	506	—	506	—
Total	$89,111	$15,012	$74,099	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$15,954	$15,954	$—	$—
Certificates of Deposit	11,503	—	11,503	—
Repurchase Agreements	13,500	—	13,500	—
Corporate notes	38,397	—	38,397	—
Government and agency notes	5,178	—	5,178	—
Municipal notes	1,933	—	1,933	—
Total	$86,465	$15,954	$70,511	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,012	$—	$—	$15,012
Certificates of Deposit	5,919	—	(171)	5,748
Repurchase Agreements	5,000	—	—	5,000
Corporate notes	16,285	—	(276)	16,009
Government and agency notes	47,133	1	(298)	46,836
Municipal notes	515	—	(9)	506
Total cash equivalents and investments	$89,864	$1	$(754)	$89,111

Classified as:
Cash equivalents (maturities within 90 days)				$21,576
Short-term investments (maturities within one year)				62,534
Long-term investments (maturities beyond 1 year)				5,001
Total cash equivalents and investments				$89,111

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,954	$—	$—	$15,954
Certificates of Deposit	11,511	12	(20)	11,503
Repurchase Agreements	13,500	—	—	13,500
Corporate notes	38,470	6	(79)	38,397
Government and agency notes	5,195	—	(17)	5,178
Municipal notes	1,934	—	(1)	1,933
Total cash equivalents and investments	$86,564	$18	$(117)	$86,465

Classified as:
Cash equivalents (maturities within 90 days)				$29,454
Short-term investments (maturities within one year)				37,078
Long-term investments (maturities beyond 1 year)				19,933
Total cash equivalents and investments				$86,465

As of September 30, 2022, the remaining contractual maturities of available-for-sale securities was approximately 6 months. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of September 30, 2022, none of which have been in a loss position for more than a year. The Company believes it had no other-than-temporary impairments on these securities as of September 30, 2022, because the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

The investments are classified as available-for-sale securities. At September 30, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive income was comprised primarily of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and nine months ended September 30, 2022 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$10,233	$40,270
Money market funds	15,012	15,954
Repurchase agreements	5,000	13,500
Corporate notes	1,564	—
Total cash and cash equivalents	$31,809	$69,724

Short-term investments:
Certificates of deposit	$4,319	$6,928
Municipal notes	506	1,283
Corporate notes	14,445	25,675
Government and agency notes	43,264	3,192
Total short-term investments	$62,534	$37,078

Long-term investments
Corporate notes	$—	$12,722
Certificates of deposit	1,429	4,575
Municipal notes	—	650
Government and agency notes	3,572	1,986
Total long-term investments	$5,001	$19,933

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses	$270	$333
Prepaid insurance	1,356	1,144
Prepaid research and development expenses	929	1,899
Australia research and development refundable tax credit	1,042	1,128
Other current assets	336	367
Total prepaid expenses and other current assets	$3,933	$4,871

Cortexyme Australia, Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $0.1 million and $0.5 million for the three and nine months ended September 30, 2022 and $0 reductions to R&D expense for the three and nine months ended September 30, 2021.

Novosteo Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive as well. The Company is eligible to receive a refundable tax credit of $0.6 million for the nine months ended September 30, 2022.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment	$18	$53
Lab equipment	392	528
Finance lease right of use assets	124	557
Leasehold improvement	—	58
Office furniture	—	26
Less: accumulated amortization and depreciation	(159)	(959)
Property and equipment, net	$375	$263

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Personnel expenses	$804	$820
Professional fees	278	462
Director and Officer insurance	1,386	—
Research and development expenses	800	7,108
Current portion of operating lease liabilities	292	741
Current portion of finance lease liability	75	—
Other	129	180
Total accrued expenses and other current liabilities	$3,764	$9,311

In response to the reprioritization of the Company's pipeline following the clinical hold on atuzaginstat (COR388) IND application, on February 2, 2022, the Board approved a cost reduction program to reorganize operations and allow continued support for the needs of the business. Under the cost reduction program, the Company lowered headcount through a reduction in workforce. The reduction in force was completed in July 2022. To be eligible for the severance payments, employees had to remain with the Company through their communicated severance date. The Company recognized the severance and related expenses over the requisite employment obligation period.

For the Nine Months Ended September 30,
2022
Beginning accrued severance	$—
Incurred during the period	3,942
Severance paid during the period	(3,942)
Ending accrued severance	$—

Note 6. Leases

Real Estate Operating Leases

In June 2018, the Company entered into a three-year lease agreement with no renewal options with an investor in the Series B redeemable convertible preferred stock. The lease began on July 16, 2018 and provided 3,185 square feet of office and laboratory space in South San Francisco, California. The Company issued 114,437 shares of its Series B redeemable convertible preferred stock with a fair value of $1.1 million in exchange for the leased facility. No other payments are due under the lease. The common area maintenance and other operating costs are included in the base rent. 100% of the issued shares were initially subject to a repurchase option. Pursuant to the terms of the lease, each month beginning on the one-month anniversary of the commencement date of the lease, 1/36th of the total shares are released from the repurchase option until all shares are released over the lease period of three years. The scheduled release of shares ceased immediately upon the IPO which was a terminating event.

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

In May 2021, the Company entered into a third amendment to the lease agreement to extend the term of its existing facility space to July 15, 2022 under the same terms as its existing facility lease except the terms of payment. The lease amendment provides for one-year extension period under the same terms. As a result of this amendment, the Company recognized an additional right-of-use asset and corresponding lease liability of $1.2 million. In the same agreement, the Company also agreed to rent additional space effective July 16, 2021 for a period of 12 months. The lease amendment provides for one-year extension period and was included in the lease term as it was reasonably certain that the Company would exercise the option. The Company recognized an additional right of use asset and corresponding lease liability of $44,000 in July 2021. Total payments under the third amendment to the lease including the additional space was approximately $1.3 million.

In March 2022, in response to the reprioritization of the Company's pipeline following the clinical hold on atuzaginstat (COR388) IND application, the Company has decided not to exercise the one-year extension period which was previously included in the determination of the lease term at the time the lease was modified in May 2021. This reduction in lease term was determined to be a lease modification and as such, the lease liability was re-measured and corresponding Right of use ("ROU asset") adjusted using an incremental borrowing rate at the date of modification. The Company reduced the ROU asset and lease liability by approximately $640,000. The Company paid a security deposit of $105,000, which is included in Prepaid Expenses and Other Current Assets on the September 30, 2022 condensed consolidated balance sheets.

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California. The lease agreement is for three years, which commenced August 1, 2020. Total payments under the lease will be $337,000. In June 2022 the Company determined the San Diego facility was no longer required and intends to sublease the facility, if possible. As a result of this decision, the Company recorded an impairment loss of approximately $38,000 and $136,000 for the three and nine months ended September 30, 2022, respectively, as it was determined that a sublease was improbable. The Company paid a security deposit of $29,000 which is included in Prepaid Expenses and Other Current Assets on the September 30, 2022 condensed consolidated balance sheets.

In June 2022, the Company entered into a Sublease Agreement to rent office space in South San Francisco, California. The Sublease agreement commenced on June 18, 2022 and ends on November 30, 2023. The total payments under the term of the lease are expected to be approximately $271,000. The Company paid a security deposit of $17,000 which is included in Other Assets on the September 30, 2022 condensed consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease right of use asset and liability of $256,000.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of September 30, 2022, total future rent expense from all real estate operating leases of $218,000 will be recognized over the remaining term of 14 months on a straight-line basis over the respective lease period.

Clinical Equipment Financing Lease

As part of the Acquisition the Company acquired a financing lease for lab equipment. The Company recognizes the depreciation expense in research and development expenses in the condensed consolidated statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the remaining contract term of 18 months. Amortization expense of the financing lease right of use asset for the nine months ended September 30, 2022 was $31,000.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	September 30, 2022	December 31, 2021
Operating lease right of use asset, net	$208	$1,165
Short-term operating lease liability	292	741
Long-term operating lease liability	34	420
	$326	$1,161

Finance lease right of use asset	124	557
Finance lease accumulated amortization	(31)	(557)
Total finance lease right of use asset, net	$93	$—

Weighted average remaining lease term
Operating leases	1.1 years	1.6 years
Finance leases	1.3 years	—

Weighted average discount rate
Operating leases	5.14%	1.87%
Finance leases	4.45%	—%

Year ended December 31,	Operating Lease	Operating Lease
2022 (excluding the nine months ended September 30, 2022)	$80	$757
2023	256	422
Total lease payments	336	1,179
Less: imputed interest	(10)	(18)
Total remaining lease liability	$326	$1,161

Note 7. Stock-Based Compensation

The Company operates three stock plans as of September 30, 2022.

•
2019 Equity Incentive Plan (Quince)
•
2019 Equity Incentive Plan (Novosteo)
•
2022 Inducement Plan (Quince)

2019 Equity Incentive Plan (Quince)

On December 4, 2014, the Company’s stockholders approved the 2014 Stock Plan (“2014 Plan”), and on April 25, 2019 amended, restated and re-named the 2014 Plan as the 2019 Equity Incentive Plan (the “Quince 2019 Plan”), which became effective as of May 7, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The remaining shares available for issuance under the 2014 Plan were added to the shares reserved for issuance under the Quince 2019 Plan.

The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of September 30, 2022, the maximum aggregate number of shares that remain available for issuance under the Quince 2019 Plan is 8,591,030 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.

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

As of September 30, 2022, the Company had 2,777,330 shares available for future issuance under the 2019 Plan.

Stock Options

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2021	5,571,293	$28.70	8.26	$15,687
Options granted	2,014,058	8.26
Options exercised	(102,152)	1.45		286
Options cancelled / forfeited	(3,329,572)	30.46
Balance at September 30, 2022	4,153,627	$18.06	5.65	$238
Options vested and expected to vest as of September 30, 2022	4,153,627	18.06	5.65	238
Options exercisable as of September 30, 2022	2,498,842	$20.81	3.31	$238

For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $38,000 and $10,501,000, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2022, total unamortized employee stock-based compensation was $7.1 million, which is expected to be recognized over the remaining estimated vesting period of 2.47 years.

Performance Stock Options (“PSOs”)

The following table summarizes activity under the Company’s PSOs from the Quince 2019 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Balance at December 31, 2021	675,000	$29.60	5.74
Surrendered	(675,000)	$29.60	—
Vested	—	—	—
Balance at September 30, 2022	—	—	—

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

For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $0 and $2,044,000, respectively, related to these PSOs. As of September 30, 2022, there was no remaining unamortized stock-based compensation related to PSOs.

Restricted Stock Units (“RSUs”)

The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	—	—
RSUs granted	1,013,500	$4.30
RSUs vested	(381,973)	$4.30
RSUs cancelled	(458,414)	$4.30
Unvested - September 30, 2022	173,113	$4.30

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. The total grant date fair value of the RSUs vested during the nine months ended September 30, 2022 was $1.6 million. The aggregate intrinsic value of the shares of the RSUs vested during the nine months ended September 30, 2022 was $1.1 million.

For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $(87,000) and $1,310,000 respectively, related to these RSUs. As of September 30, 2022, total unamortized stock-based compensation related to RSUs was $0.2 million, which is expected to be recognized over the remaining estimated vesting period of 1.42 years.

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

As of September 30, 2022, the Company had 41,880 shares available for future issuance under the 2019 Novosteo Plan.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2021	—	—	—	—
Options granted	507,648	0.55	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(4,543)	0.55	—	—
Balance at September 30, 2022	503,105	$0.55	9.48	$392
Options vested and expected to vest as of September 30, 2022	503,105	0.55	9.48	392
Options exercisable as of September 30, 2022	—	—	—	—

For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $79,000 and $165,000, respectively, related to options granted to employees and non-employees for the 2019 Novosteo plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2022, total unamortized employee stock-based compensation was $1.1 million, which is expected to be recognized over the remaining estimated vesting period of 3.48 years.

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

Restricted Stock Awards (“RSAs”)

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	—	—
RSAs granted	519,216	$3.30
RSAs vested	(52,466)	$3.30
RSAs cancelled	—	$—
Unvested - September 30, 2022	466,750	$3.30

For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $131,000 and $207,000, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2022, total unamortized employee stock-based compensation was $1.5 million, which is expected to be recognized over the remaining estimated vesting period of 2.98 years.

2022 Inducement Plan

On May 9, 2022, the Company's stockholders approved 4,000,000 shares of the Registrant’s common stock that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan. The 2022 Inducement Plan was adopted by the independent members of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with rule awards under those plans may only be made to an employee who has not previously been an employee or member of the Board or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.

As of September 30, 2022, the Company had 257,745 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2021	—	—	—	—
Options granted	3,744,255	2.98	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(2,000)	2.98	—	—
Balance at September 30, 2022	3,742,255	$2.98	9.65	—
Options vested and expected to vest as of September 30, 2022	3,742,255	2.98	9.65	—
Options exercisable as of September 30, 2022	—	—	—	—

For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $533,000 and $759,000, respectively, related to options granted to employees and non-employees for the 2022 Inducement plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of September 30, 2022, total unamortized employee stock-based compensation was $7.7 million, which is expected to be recognized over the remaining estimated vesting period of 3.64 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expense	$1,289	$3,770	$8,988	$10,878
Research and development expense	(595)	3,848	5,998	10,482
Total stock-based compensation	$694	$7,618	$14,986	$21,360

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

On February 1, 2022, the Company announced that Casey C. Lynch stepped down as the chairperson of the Board and the President and Chief Executive Officer, effective as of January 28, 2022. As of the effective date of her departure, Ms. Lynch held 26,294 options that were unvested and would have vested in February 2022. In connection with Ms. Lynch’s departure, the Board agreed to accelerate the vesting of the remaining 26,294 options, and extend the exercise period on 574,206 vested options currently held to January 28, 2023, this resulted in a stock based compensation expense of approximately $655,000. Additionally as part of the severance agreement, the Company made a cash severance payment of $604,000 to Ms. Lynch.

On February 1, 2022, the Company announced that Stephen S. Dominy M.D. stepped down as a member of the Board and the Chief Scientific Officer, effective as of January 28, 2022. As of the effective date of his departure, Dr. Dominy held 9,230 options that were unvested and would have vested in February 2022. In connection with Dr. Dominy's departure, the Board agreed to accelerate the vesting of the remaining 9,230 options, and extend the exercise period on 315,659 vested options currently held to January 28, 2023, this resulted in a stock based compensation expense of approximately $230,000. Additionally as part of the severance agreement, the Company made a cash severance payment of $326,250 to Dr. Dominy.

On May 2, 2022, the Company announced that Michael Detke, M.D., Ph.D. stepped down as the Chief Medical Officer of the Company, effective as of May 2, 2022. As part of the severance agreement, the Company made a cash severance payment of $354,750 to Dr. Detke.

On May 20, 2022, the Company announced that Caryn McDowell stepped down as the Chief Legal and Administrative Officer and Corporate Secretary of the Company, effective as of July 8, 2022. As the effective date of her departure Ms. McDowell held 122,500 RSUs that were unvested and would have vested in March 2024. In connection with Ms. McDowell's departure, the Board agreed to accelerate the vesting of the remaining 122,500 RSUs, and to extend the exercise period on 152,079 vested options currently held to July 8, 2023, this resulted in a stock based compensation expense of approximately $459,000. Additionally as part of the severance agreement, the Company made a cash severance payment of $339,000 to Ms. McDowell.

On June 8, 2022, the Company announced that Christopher Lowe stepped down as a member of the Board and the Chief Financial Officer and Chief Operating Officer of the Company, effective as of June 10, 2022. As the effective date of his departure Mr. Lowe held 153,125 RSUs that were unvested and would have vested in March 2024. In connection with Mr. Lowe's departure, the Board agreed to accelerate the vesting of the remaining 153,125 RSUs, and extend the exercise period on 205,896 vested options currently held to June 10, 2023, this resulted in a stock based compensation expense of approximately $645,000. Additionally as part of the severance agreement, the Company made a cash severance payment of $354,750 to Mr. Lowe.

On July 22, 2022, the Company announced the departure of Leslie Holsinger, Ph.D., the Executive Vice President of Research and Development, effective as of July 31, 2022. As part of the severance agreement, the Company made a cash severance payment of $339,000 to Dr. Holsinger. Additionally as part of the severance agreement, the Board agreed to extend the exercise period on 382,000 vested options currently held to July 31, 2023, this resulted in a stock based compensation expense of approximately $126,000.

Note 9. Income Taxes

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was 0.6% and nil for the three and nine months ended September 30, 2022, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowance on the Company’s net deferred tax assets as it is more likely than not that all of the deferred tax assets will be realized. The Company recorded a discrete tax benefit of $0.3 million in the nine months ended September 30, 2022 due to the release of valuation allowance in connection with the acquisition of Novosteo.

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

On August 16, 2022 the President signed into law H.R. 5376 (commonly called the “Inflation Reduction Act of 2022”). The primary tax provisions in the new law include an alternative minimum tax (AMT) on certain large corporations, a tax on stock buybacks and certain energy-related tax credits each of which become effective after December 31, 2022. The provisions of the Inflation Reduction Act are not expected to have a material effect on the Company’s 2022 tax provision and related disclosures. The Company will continue to evaluate changes and revisions of the Inflation Reduction Act of 2022 and its impact on the Company’s financial position, results of operations and cash flows.

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2022	2021
Stock options issued and outstanding	8,398,987	5,017,442
Performance stock options	—	675,000
Restricted stock units	173,113	—
Restricted stock awards	466,750	—
Total	9,038,850	5,692,442

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

The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. Goodwill amounts are not amortized but are rather tested for impairment at least annually, see Note 12 for this assessment. Goodwill is not deductible for tax purposes.

The Intangible asset balance above is attributable to in-process research and development with an indefinite useful life.

The amounts of the Company's revenue and net loss included in the acquirer's condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, and the unaudited pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$3	$262	$223
Net loss	(7,921)	(22,478)	(47,057)	(71,046)

The 2022 supplemental pro forma earnings were adjusted to exclude $2.2 million of acquisition-related costs incurred in 2022, the 2021 pro forma earnings were adjusted to include these charges. The Company’s condensed consolidated income statements for the three and nine months ended September 30, 2022 include immaterial net revenue and net loss attributable to the Acquisition.

Note 12. Intangible Assets

The intangible asset acquired as a result of the Acquisition consists of in-process research and development ("IPRD") related to NOV004, the Company's bone targeting molecule designed to accelerate fracture repair. The value of the IPRD was determined using discounted probable future cash flows.

Significant assumptions used in determining the value of the intellectual property include the timing and costs of clinical trials and NDA approval with respect to NOV004, probability of reaching various phases of development, costs and cost of goods sold, and the risk adjusted discount rate applied to the cash flows.

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

The following table provides details of the carrying amount of our indefinite-lived intangible asset (in thousands):

As of September 30,
2022
Unamortized intangible assets:
In-process research and development	$5,900

Goodwill

The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

The following table sets forth the change in the carrying amount of goodwill for the Company as of and for the three months ended September 30, 2022:

June 30, 2022	$825
Impairment charge	(825)
September 30, 2022	—

As of September 30, 2022, management performed an impairment evaluation of goodwill after assessing qualitative factors that indicated a possible impairment of goodwill. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall Company performance and events directly affecting the Company. It was noted during our assessment that the Company's market capitalization was significantly below its carrying value and a further quantitative analysis was conducted to determine to the extent, if any, the Company's carrying value exceeded its fair value as of September 30, 2022. The quantitative analysis used fair value based on market capitalization adjusted for control premium based on market comparable transactions. This quantitative analysis resulted in the Company's fair value being significantly below its carrying value, resulting in a non-cash goodwill impairment charge of $0.8 million being recorded during the three months ended September 30, 2022.

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

Overview

We are a preclinical stage biopharmaceutical company focused on advancing innovative precision therapeutics for debilitating and rare diseases. The company discovered a broad bone-targeting drug platform designed to precisely deliver small molecules, peptides, or large molecules directly to the site of bone fracture and disease to promote more rapid healing with fewer off-target safety concerns compared to non-targeted therapeutics. Our discovery pipeline is positioned for rapid expansion across multiple skeletal therapeutic indications to address underserved therapeutic areas with major, unmet medical needs, including osteogenesis imperfecta, fractures, spinal fusion, and other severe bone diseases. Additionally, our pipeline includes small molecule therapeutics available for out-licensing that target the infectious pathogen P. gingivalis’ role in degenerative disease progression, including for indications such as Alzheimer’s disease, periodontal disease, and oral potentially malignant disorders, among others.

Business Acquisition

On May 19, 2022, we acquired all of the equity voting interests and completed the acquisition of Novosteo, Inc. ("Novosteo"), a Delaware corporation, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of May 9, 2022, by and among the Company, Quince Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quince Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Company, Novosteo, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the securityholders’ representative. To effect this transaction a combination of transactions was executed with the intention of being treated as integrated steps in a single transaction resulting in Novosteo being a wholly owned subsidiary of the Company.

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

On September 28, 2022, Marwan Sabbagh, M.D., a member of the Board of Directors of Quince Therapeutics, Inc. tendered his resignation from the Board, effective as of September 30, 2022. In connection with the departure of Dr. Sabbagh from the Company, the Board granted Dr. Sabbagh accelerated vesting of a portion of the stock options issued to Dr. Sabbagh on March 14, 2022, corresponding to his service with the Company, and an extension of the post-termination exercise period for the vested stock options held by Dr. Sabbagh through the twelve-month period following the effective date of his resignation. Dr. Sabbagh’s resignation from the Board was not a result of any disagreement with the Company, its Board or management.

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
•
Other improvements in fracture repair were observed by tracking animal’s voluntary movements. As early as 12 days post fracture, mice treated with NOV004 moved significantly faster, as measured by cm/s travelled, than either the mice treated with vehicle or ibuprofen (8.1 cm/s vs 6.0 cm/s and 5.5cm/s respectively). In addition, by day 28, both distances traveled (cm) and time spent (seconds) were also significantly higher in NOV004 treated mice compared to vehicle or ibuprofen controls.

Quince plans to progress towards an IND submission for NOV004 in the first half of 2023.

Atuzaginstat (COR388)

Atuzaginstat (COR388) is a novel, orally-administered, small molecule, bacterial protease inhibitor targeting gingipains produced by the periodontal pathogen Porphyromonas gingivalis (P gingivalis). This pathogen has been associated with several diseases in humans including Alzheimer’s disease, periodontal disease and certain head and neck cancers. We are seeking a partner to explore the therapeutic effect of atuzaginstat (COR388) on the below indications.

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

On January 25, 2022, we received a letter from the Food and Drug Administration (“FDA”) Division of Neurology 1 placing a full clinical hold on the IND application for atuzaginstat (COR388). We believe atuzaginstat (COR388) holds therapeutic potential in non-CNS indications, including oncology and periodontitis, however, we intend to only continue development of atuzaginstat through external out-licensing or partnership opportunities. Other divisions of the FDA may impose a clinical hold on atuzaginstat (COR388). This clinical hold may reduce our ability to out license this product candidate to third parties which could have a materially adverse impact on our business.

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

Oncology

We examined atuzaginstat (COR388), to prevent the development of oral/head and neck squamous cell carcinoma (O/HNSCC). Most cases of O/HNSCC are preceded by high-risk oral potentially malignant diseases (OPMD), including oral pre-malignant dysplasia, proliferative verrucous leukoplakia (PVL), and carcinoma-in-situ.

We held a pre-IND meeting with FDA in August of 2021 and believe atuzaginstat (COR388) can be advanced in certain oncology indications. We expect to advance this asset only if we are successful in out-licensing or partnering the asset.

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

Coronavirus

We selected COR803 as a lead compound for treatment of coronavirus infections, including COVID-19 disease, caused by SARS-CoV-2 infection. 3CLpro,or Mpro, is a validated antiviral drug target shown to be essential in viral replication of SARS-CoV-2. We believe COR803 has potential advantages over other COVID-19 therapeutics and 3CLpro inhibitors in development including high potency as assessed using human lung cell viral replication assays; and high selectivity for 3CLpro versus other cellular proteases.

In June 2022, we announced key findings from our latest mouse study of COR803:

•
A decrease of virus titer in lung tissue after four days of treatment compared to vehicle control;
•
Comparable efficacy in animals orally dosed twice daily vs dosed once daily; and
•
Decreased lung weights in COR803 treated versus vehicle-treated animals, indicating improved pathology.

The target of COR803 is highly conserved across coronavirus strains observed to date and, therefore, has the potential to address both current and future coronavirus infection. We believe COR803 has potential advantages over other COVID-19 therapeutics and 3CLpro inhibitors in development, including:

•
A chemical reaction that leads to covalent irreversible binding of the viral 3CLpro enzyme;
•
High potency: Antiviral EC90 of 12 nM in human lung cell viral replication assays;
•
Broad spectrum activity against multiple coronaviruses;
•
Selective for 3CLpro versus other cellular proteases, including Cathepsin L; and
•
Ability to reach meaningful systemic exposure in preclinical models utilizing oral, intranasal or subcutaneous administration, allowing for potential clinical use in multiple settings, such as outpatient and inpatient.

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

Business Update Regarding COVID-19

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting the world economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines and milestones. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, preclinical operations and clinical trials. All employees have returned to their pre-pandemic work locations and activities. We continue to assess the risks which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety. The Company has not experienced significant hinderances to its operations or material negative financial impacts as compared to prior periods.

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

Financial Overview

Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase 1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat (COR388) and our Phase 1 SAD/MAD clinical trial of COR588.

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of September 30, 2022, we had an accumulated deficit of $282.7 million. We incurred a net loss of $7.9 million and $46.1 million in the three and nine months ended September 30, 2022. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through September 30, 2022, we received net proceeds of approximately $303.7 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies LLC, or sales agreement, whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the three and nine months ended September 30, 2022, we sold zero and 51,769 shares of common stock, respectively, under the sales agreement and received net proceeds of $0 and $0.6 million, respectively.

As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $94.3 million and $106.8 million, respectively. The balances exclude long-term investments of $5.0 million and $19.9 million as of those same periods. Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

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

We believe that the assumptions and estimates associated with accrued research and development expenditures, stock-based compensation, and assumptions regarding intangible asset valuation resulting from the Acquisition have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

•
Research and Development Expenses;
•
Stock-Based Compensation Expense;
•
Business Combinations; and
•
Income Taxes

Below is a description of our Business Combination accounting policy for the nine months ended September 30, 2022, which is our only change in our critical accounting policies from those as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report.

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

Because our product candidates are still in development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.

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

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

The following sets forth our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$2,451	$14,038	$(11,587)	(82.5)%
General and administrative	4,344	7,639	(3,295)	(43.1)%
Goodwill impairment charge	825	—	825	100.0%
Loss from operations	(7,620)	(21,677)	14,057	(64.8)%
Interest income	315	128	187	146.1%
Other expense, net	(616)	(157)	(459)	292.4%
Net loss before income tax benefit	$(7,921)	$(21,706)	13,785	(63.5)%
Income tax benefit	—	—	—	—%
Net loss	$(7,921)	$(21,706)	$13,785	(63.5)%

Research and Development Expenses (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$107	$4,502	$(4,395)	(97.6)%
COR588	841	1,662	(821)	(49.4)%
NOV004	763	—	763	100.0%
Other direct research costs	82	557	(475)	(85.3)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	566	6,497	(5,931)	(91.3)%
Facilities and other research and development expenses	92	820	(728)	(88.8)%
Total research and development expenses	$2,451	$14,038	$(11,587)	(82.5)%

Research and development expenses were $2.5 million for the three months ended September 30, 2022, compared to $14.0 million for the three months ended September 30, 2021, a decrease of $11.6 million.

The costs for atuzaginstat (COR388) decreased $4.4 million from the prior year due the GAIN trial concluding in the fourth quarter of 2021. As a result, we experienced a decrease of $1.8 million in clinical trial costs, a $1.0 million decrease in drug manufacturing costs, and a decrease in non-clinical studies and analysis related to the GAIN trial of $0.7 million, and a $0.9 million decrease in consulting expenses related to atuzaginstat (COR388).

Our Phase 1 SAD/MAD testing in healthy volunteers was completed in the second quarter of 2022. As a result, the costs for COR588 decreased $0.8 million from the prior year due to $0.5 million decrease in clinical trial costs and a $0.5 million decrease in drug manufacturing costs, offset by a $0.2 million increase for non-clinical work supporting COR588.

In the quarter ended September 30, 2022, the costs for NOV004 increased by $0.8 million after the acquisition of Novosteo, Inc. on May 19, 2022, primarily in drug manufacturing costs. We anticipate expense increases related to NOV004 to increase from current levels as we advance this asset to a Phase 1 clinical trial in 2023.

Other direct research costs decreased $0.5 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research.

We do not expect to incur significant future costs related to atuzaginstat (COR388) or COR588 as we will only advance our legacy neuroscience and antiviral assets through a proactive out-licensing efforts.

We also incurred decreases of $5.9 million in personnel related expenses due to a $4.4 million decrease in allocated stock-based compensation costs and a decrease of $1.5 million for decreased headcount year over year.

Facilities and other research and development expenses decreased $0.7 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 primarily due to a $0.3 million decrease in regulatory, quality assurance, and other consulting expenses, a $0.2 million decrease in allocated rent and facilities expenses and $0.2 million decrease in other non-clinical research.

General and Administrative Expenses

General and administrative expenses decreased by $3.3 million to $4.3 million for the three months ended September 30, 2022 from $7.6 million for the three months ended September 30, 2021. The decrease in general and administrative expenses is primarily due to a decrease of $2.9 million in personnel related expenses due to a $2.5 million decrease in allocated stock-based compensation expense and $0.4 million in wages and related employee benefits, as well as a $0.4 million decrease in corporate marketing related expenses as a result of our previously announced cost reduction program initiated in the first quarter of 2022.

Goodwill impairment charge

We conducted an impairment analysis of our goodwill that resulted from the purchase of Novosteo, Inc. in May 2022. That assessment included a qualitative assessment of deteriorating macro-economic conditions, including inflationary pressures, rising interest rates, and the continuing decline in our market capitalization from the date of acquisition. This qualitative assessment indicated that our goodwill was potentially impaired. To determine the extent, if any, by which our goodwill was impaired, we conducted additional quantitative analyses which resulted in our fair value being significantly below our current carrying value. As a result of the analyses, we recorded a non-cash goodwill impairment charge of $0.8 million for the three months ended September 30, 2022.

Interest Income

Interest income increased by $0.2 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was a result of higher yields on our portfolio as interest rates have increased during 2022 from historic lows. We anticipate higher investment yields as we believe short-term interest rates will continue to rise in the near term.

Other Expense

Other expense increased by $0.5 million for the three months ended September 30, 2022, primarily due to unrealized losses resulting from changes in foreign exchange rates.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

The following sets forth our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$22,410	$45,582	$(23,172)	(50.8)%
General and administrative	22,461	21,192	1,269	6.0%
Goodwill impairment charge	825	—	825	100.0%
Loss from operations	(45,696)	(66,774)	21,078	(31.6)%
Interest income	532	515	17	3.3%
Other expense, net	(1,246)	(287)	(959)	334.1%
Net loss before income tax benefit	$(46,410)	$(66,546)	$20,136	(30.3)%
Income tax benefit	284	—	284	100.0%
Net loss	$(46,126)	$(66,546)	$20,420	(30.7)%

Research and Development Expenses (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$1,368	$19,607	$(18,239)	(93.0)%
COR588	4,851	4,295	556	12.9%
NOV004	1,082	-	1,082	100.0%
Other direct research costs	1,489	2,404	(915)	(38.1)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	12,903	17,481	(4,578)	(26.2)%
Facilities and other research and development expenses	717	1,795	(1,078)	(60.1)%
Total research and development expenses	$22,410	$45,582	$(23,172)	(50.8)%

Research and development expenses were $22.4 million for the nine months ended September 30, 2022, compared to $45.6 million for the nine months ended September 30, 2021, a decrease of $23.2 million.

The costs for atuzaginstat (COR388) development decreased $18.2 million from the same period in the prior year due to a decrease of $11.0 million in clinical trial costs, a $3.1 million decrease in drug manufacturing costs, a decrease in non-clinical studies and analysis related to the GAIN trial samples of $2.3 million, a $1.6 million decrease in consulting expenses as the GAIN Phase 2/3 clinical trial concluded in late 2021, and a decrease in travel expenses related to COR388 of $0.2 million. Costs incurred in 2022 related primarily to statistical and biomarker analysis.

Our Phase 1 SAD/MAD trial was completed in the second quarter of 2022 for our compound COR588 in healthy participants in Australia. The costs for COR588 increased $0.6 million from the same period in the prior year due to a $0.1 million increase in clinical trial costs and $0.9 million for non-clinical studies and analysis to support COR588, offset by a decrease of $0.4 million in drug manufacturing costs.

Additionally, other direct research costs decreased $0.9 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research.

For the nine months ended September 30, 2022, the costs for NOV004 increased by $1.1 million after the Novosteo, Inc. acquisition on May 19, 2022, primarily as a result of the increase in drug manufacturing costs as we prepared our compound for Phase 1 clinical trials. We anticipate expense increases related to NOV004 to increase from current levels as we advance this asset to a Phase 1 clinical trial in 2023.

For the nine months ended September 30, 2022, we also experienced a net decrease of $4.6 million in personnel related expenses due to a $4.5 million decrease in allocated stock-based compensation costs, a decrease of $2.5 million in wages and related personnel expenses as a result of our decreased headcount, offset by an increase in severance related expenses of $2.4 million as a result of our previously announced cost reduction program initiated in the first quarter of 2022.

Facilities and other research and development expenses decreased $1.1 million from the nine months ended September 30, 2021 due to a $0.5 million decrease in regulatory and quality assurance consulting costs, $0.4 million decrease in the purchase of non-clinical supplies, and a $0.2 million decrease in facilities and rent expense.

General and Administrative Expenses

General and administrative expenses increased approximately $1.3 million to $22.5 million for the nine months ended September 30, 2022 from $21.2 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to increased severances expenses of $1.6 million offset by a $1.9 million decrease in allocated stock-based compensation expense related to our previously announced cost reduction program initiated in the first quarter of 2022. We also incurred a $2.7 million increase in legal, audit and other professional expenses related to the acquisition of Novosteo offset by a decrease of $0.4 million in marketing and investor relations expense and a $0.7 million decrease in consulting, corporate insurance expenses and other administrative expense due to our cost reductions efforts announced in the first quarter of 2022.

Goodwill impairment charge

We conducted an impairment analysis of our goodwill that resulted from the purchase of Novosteo, Inc. in May 2022. That assessment included a qualitative assessment of deteriorating macro-economic conditions, including inflationary pressures, rising interest rates, and the continuing decline in our market capitalization. This assessment indicated that our goodwill was potentially impaired. To determine the extent, if any, by which our goodwill was impaired, we conducted additional quantitative analysis which resulted in our fair value being significantly below carrying value. As a result of the analyses, we recorded a non-cash goodwill impairment charge of $0.8 million for the nine months ended September 30, 2022.

Interest Income

Interest income was $0.5 million for the nine months ended September 30, 2022 compared to $0.5 million for the nine months ended September 30, 2021. Increased yields on our investment portfolio were offset by decreased average balances resulting in no change for the periods presented.

Other Expense

Other expense increased by $1.0 million for the nine months ended September 30, 2022, primarily due to unrealized losses resulting from changes in foreign exchange rates of $0.8 million, as well as a $0.2 million increase related to the San Diego lease impairment loss and loss on disposal of fixed assets.

Income tax

We recorded an $0.3 million income tax benefit for the nine months ended September 30, 2022 as a result of the acquisition of Novosteo, Inc. in May 2022.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $282.7 million. and we had cash, cash equivalents and investments of $99.3 million.

Based on our existing business plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations into the second half of 2025.

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

Our product candidate is in preclinical development and the outcome of these efforts is uncertain. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We intend to out-license atuzaginstat (COR388), COR588, COR852 and COR803 to third parties as we prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development.

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

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations into the second half of 2025.

Summary Statement of Cash Flows

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(38,203)	$(48,514)
Investing activities	(664)	38,033
Financing activities	725	5,818
Effect of exchange rate changes on cash	227	29
Net decrease in cash and cash equivalents	$(37,915)	$(4,634)

Operating Activities

Net cash used in operating activities was $38.2 million for the nine months ended September 30, 2022. Cash used in operating activities was primarily due to our net loss of $46.1 million for the period, adjusted for $16.0 million of non-cash items, including $15.0 million in stock-based compensation and a net decrease in our current assets of $2.6 million, offset by a net decrease in accounts payable, accrued expenses and other current liabilities of $10.6 million.

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

Investing Activities

Cash used by investing activities was $0.7 million in the nine months ended September 30, 2022, primarily related to the purchase of investments of $66.8 million, maturities of investments of $55.5 million, and cash acquired from the Novosteo, Inc. acquisition of $10.6 million.

Cash provided by investing activities was $38.0 million in the nine months ended September 30, 2021, primarily related to the purchase of investments of $35.8 million, maturities of investments of $73.9 million and the purchase of equipment of $0.1 million.

Financing Activities

Cash provided by financing activities was $0.7 million in the nine months ended September 30, 2022, which consisted of proceeds from the issuance of common stock in connection with an open market sales agreement, net of issuance costs as well as proceeds from the exercise of options.

Cash provided by financing activities was $5.8 million in the nine months ended September 30, 2021, which consisted of net proceeds from the exercise of stock options during the period.

Contractual Obligations and Commitments

Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $2.6 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of September 30, 2022. We have approximately $4.8 million in cancellable future commitments based on existing contracts as of September 30, 2022.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 of this report for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to be successful following the Acquisition will be dependent upon the efforts of our executive officers and key personnel. We recently announced resignation of our President and Chief Executive Officer, Chief Scientific Officer, Chief Medical Officer, Chief Legal and Administrative Officer and Corporate Secretary, Chief Financial Officer and Chief Operating Officer, and our Executive Vice President of Research and Development. Our business following the Acquisition is made up in part of Novosteo’s business, which is different from our historical business. The members of our management team have limited experience managing a public company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies, which could cause our management to have to expend time and resources helping them become familiar with such requirements.

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

The Novosteo Acquisition may result in impairment charges from the recording of goodwill and intangible assets that could adversely affect our financial results.

Our financial results may be adversely affected by impairment charges from the recording of goodwill and intangible assets incurred in connection with the Novosteo Acquisition. For example the company incurred a $0.8 million goodwill impairment charge in the quarter ended September 30, 2022. The amount and timing of further possible charges are not yet known. If such assets are found to be impaired, they will be written down to their estimated fair value, with a charge against earnings. Further, our failure to identify or accurately assess the magnitude of necessary technology investments we are assuming as a result of the Novosteo Acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.

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

•
the results from clinical trials for COR588 or potential additional indications pursued beyond Alzheimer’s;
•
timely and successful completion of manufacturing of drug supplies and our preclinical studies of NOV004;
•
the frequency and severity of adverse effects of COR588, atuzaginstat (COR388) or NOV004;
•
the likelihood that the COR588 may have a similar level of hepatotoxicity as atuzaginstat (COR388), which may result in a clinical hold by the FDA
•
our ability to out-license our legacy assets;
•
our or a potential partner's ability to design a cost effective and feasible Phase 2 clinical study for COR588 in Alzheimer’s disease;
•
the ability of third-party manufacturers to manufacture supplies of NOV004 and to develop, validate and maintain a commercial-scale manufacturing process that is compliant with current good manufacturing practices, or cGMP;
•
our ability to demonstrate safety and efficacy of NOV004 and our legacy assets to the satisfaction of the FDA and foreign regulatory authorities;
•
whether we or a potential partner would be required by the FDA to conduct additional clinical trials prior to the approval to market atuzaginstat (COR388) and whether the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
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

We have discovered and developed a proprietary library of protease inhibitors from which we have selected COR588, to treat Alzheimer’s disease, and atuzaginstat (COR388), to treat other degenerative diseases in non-CNS indications, including oncology and periodontitis. Our approach is based on the discovery of P. gingivalis and its secreted virulence factor proteases, gingipains, and represents a new approach to disease modification in Alzheimer’s disease. There is no current academic or general consensus on the causation of Alzheimer’s disease or method of action or current drugs that purport to treat Alzheimer’s disease. Based on the results of our preclinical and clinical studies to date, we believe COR588 and atuzaginstat (COR388) are neuroprotective and have potential to modify or prevent further neurodegeneration, reduce amyloid beta levels and reduce inflammation, when administered orally. However, these ideas and this approach are novel, and we currently have only limited data based on physiological mouse models of Alzheimer’s disease and our Phase 1 a/b clinical trials which enrolled 67 subjects, including nine patients with mild to moderate Alzheimer’s disease and our Phase 2/3 GAIN trial which enrolled 643 patient participants with mild to moderate Alzheimer’s disease.

The results from the GAIN trial did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS-ADL at end of the treatment period in the overall cohort. Furthermore, on January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on the IND for atuzaginstat (COR388). While we will prioritize the development of our next generation gingipain inhibitor, COR588, in Alzheimer’s disease, we may ultimately discover that COR588 or atuzaginstat (COR388), or any of our other protease inhibitors, do not possess certain properties required for therapeutic effectiveness. We have no long-term evidence regarding the efficacy, safety and tolerability of atuzaginstat (COR388) or other compounds in our proprietary library of protease inhibitors in humans. Currently, we intend to enter into strategic partnerships/collaborations to develop atuzaginstat (COR388), COR588, COR852 and COR803. However, we may not be able to identify suitable partners. If we are unable to identify suitable partners for our indications or if we are required to enter into agreements with such partners on unfavorable terms, our business and prospects could materially suffer.

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

If we are unable to complete preclinical studies or clinical trials of NOV004 or future drug candidates, due to safety or efficacy concerns, or if the results of these trials are not sufficient to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization on a timely basis or at all. Even if we are able to obtain marketing approval for our current and any future drug candidates, those approvals may be for indications or dose levels that deviate from our desired approach or may contain other limitations that would adversely affect our ability to generate revenue from sales of those drug candidates. Moreover, if we are not able to differentiate our drug candidate against other approved drug candidates within the same class of drugs, or if any of the other circumstances described above occur, our business would be harmed and our ability to generate revenue from that class of drugs would be severely impaired.

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
•
our reputation may suffer.

Any of these events could prevent us or our potential partners from achieving or maintaining market acceptance of atuzaginstat (COR388), COR588, NOV004 or any future drug candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

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

One of our strategies is to identify and pursue clinical development of additional drug candidates. We currently have five programs in the research, discovery and preclinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional drug candidates will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire additional drug candidates, advance any additional drug candidates through the development process, successfully commercialize any such additional drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize additional drug candidates. If we are unable to successfully identify, acquire, develop and commercialize additional drug candidates, our commercial opportunity may be limited.

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

Risks Relating Our Financial Position

We are a preclinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the prospects for our future viability.

We are a preclinical stage biopharmaceutical company with a limited operating history advancing innovative precision therapeutics targeting debilitating and rare diseases. We were incorporated in June 2012 and commenced material operations in June 2014. We have a very limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have recently completed a Phase I SAD/MAD clinical trial for COR588 and have not initiated clinical trials for any of our other drug candidates. To date, we have reported top-line data in only one Phase 2/3 clinical trial, which is currently subject to a full clinical hold by the FDA, and have not initiated any other late stage clinical trial, obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2021, 2020, 2019, our net losses were $89.9 million, $76.8 million and $37.0 million, respectively. We had an accumulated deficit of $282.7 million as of September 30, 2022.

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

To date, we have devoted most of our financial resources to our corporate overhead and research and development of atuzaginstat (COR388) and COR588, including our preclinical development activities and clinical trials of atuzaginstat (COR388) and COR588. With our recent acquisition of Novosteo, Inc in May 2022, we are now focused on developing NOV004, a bone targeting molecule designed to accelerate fracture repair. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for our drug candidates, prepare for and begin the commercialization of any approved drug candidates, and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Further, these net losses have fluctuated significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year. To become and remain profitable, we must develop and eventually commercialize a drug with significant revenue.

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

We expect to advance atuzaginstat (COR388) and COR588 only if we are successful in partnering our legacy assets, but we may not be able to find a suitable partner, if at all. See also the risk factor titled “If we are unable to successfully out-license our legacy assets, our business could materially suffer.”

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of September 30, 2022, we had $99.3 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

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

Risks Relating to Regulatory Review and Approval of Our Drug Candidates and Other Legal Compliance Matters

We cannot be certain that the FDA or foreign regulatory authorities will permit us to proceed with our proposed clinical trial designs. Our drug candidates, including NOV004, COR588, atuzaginstat (COR388) or any of our other potential drug candidates, may not receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.

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

To date we have concentrated our research and development and clinical efforts on the treatment of Alzheimer’s and other degenerative diseases and rare skeletal diseases, bone fractures and injury, and fields that have seen very limited success in drug development. Most of our drug candidates are based on new therapeutic approaches and novel technology, which also makes it difficult to predict the time and cost of drug candidate development and the regulatory approval process and exposes us to unforeseen risks, including the risk that the FDA may impose a clinical hold on, or otherwise limit our ability to proceed with, our other clinical programs.

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

We have announced top-line results of our Phase 2/3 GAIN trial for Alzheimer’s disease and reported that it did not meet statistical significance in its co-primary cognitive and functional endpoints as measured by ADAS-Cog11 and ADCS- ADL at end of the treatment period in the overall cohort. On January 25, 2022, we received a letter from the FDA Division of Neurology 1 placing a full clinical hold on atuzaginstat (COR388) IND. Other divisions of the FDA may impose a clinical hold on atuzaginstat (COR388) as we explore other indications for this drug, or otherwise limit our ability to proceed with other clinical programs in our pipeline, which could have a materially adverse impact on us. We cannot guarantee that that similar clinical holds will not happen in the future with COR588, atuzaginstat (COR388) or any future drug candidates for any current or additional indications. The submission of a successful NDA is a complicated process. As an organization, we have never conducted a registrational clinical trial and have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted a NDA. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in seeking approval for, and if approved, commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance. The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

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

There are several therapies in development for osteogenesis imperfecta including setrusumab, an anti-sclerostin monoclonal antibody, in development by Ultragenyx and Mereo BioPharma; SAR439459, and fresolimumab, both anti-TGF-beta monoclonal antibodies, in development by Sanofi; and romosozumab, in development by Amgen.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures will impact the ACA and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how these or similar policy initiatives will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. New laws may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our drug candidates and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drug candidates, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the “negotiated fair price” under the law and (ii) impose rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our ability to successfully commercialize any drugs that we develop depends in part on the extent to which coverage and adequate reimbursement are available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, each individually decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs, or VA, hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our product candidates, if approved. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage or reimbursement will be available for any drug candidate that we commercialize and, if coverage or reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. In order to get coverage and reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. It is possible that a third-party payor may consider our product candidates, once approved, and other therapies as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, once approved, compared to existing products, pricing of existing products may limit the amount we will be able to charge for our product candidates. once approved. Third-party payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. Because NOV004 is in the early stages of development, we are unable at this time to determine the likely level or method of coverage and reimbursement from third-party payors. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage decisions and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained.

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

We have conducted and may conduct in the future clinical trials for our drug candidates outside the United States, and the FDA, European Medicines Agency and applicable foreign regulatory authorities may not accept data from such trials.

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

We have applied, and we intend to continue applying, for patents covering aspects of our current drug candidates, any future drug candidates, or other proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of September 30, 2022, we were the owner of record of nine issued U.S. patents, 39 non-U.S. patents, and 23 pending U.S. and non-U.S. patent applications. Through the acquisition, we are also the exclusive licensee of 1 issued U.S. patent, and 20 pending U.S. and non U.S. patent applications and the owner of record of 1 additional pending PCT patent application (all issued U.S. patents, non-U.S. patents, and pending U.S. and non-U.S. patent applications mentioned above, collectively, “the Quince patent portfolio”).

Seven issued U.S. patents and 37 issued non-U.S. patents in the Quince patent portfolio relate to atuzaginstat (COR388), with claims directed to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications in the Quince patent portfolio relate to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, methods of using these compounds in the treatment of various indications, and methods of making these compounds.

In addition, two issued U.S. patents and two non-U.S. patent in the Quince patent portfolio relate to pharmaceutical compounds that do not encompass atuzaginstat (COR388), with claims directed to pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications relate to additional compounds in these areas, as well as to diagnostic methods and assay methods.

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

On June 3, 2020, Novosteo entered into a License Agreement with Purdue Research Foundation, as amended on March 21, 2022 and July 22, 2022 (the “Purdue Agreement”). Under the Purdue Agreement, we obtained an exclusive worldwide license under certain bone fracture repair and oncology therapeutics related patents and technology developed by the Purdue University and owned by Purdue Research Foundation to make or have made, use, sell or have sold, and import, and otherwise exploit products that are covered by such patents and technology, including the right to grant and authorize sublicenses, subject to Purdue Research Foundation’s consent. Such exclusive license is subject to certain rights retained by the U.S. government and Purdue Research Foundation.

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

We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock currently trades on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. From November 1, 2022 through the date of this filing, the closing price of our common stock was below $0.99 per share. If the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement once the temporary suspension is lifted, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

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

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	5/13/2019	001-38890
3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	8/1/2022	001-38890
3.3	Amended and Restated Bylaws	8-K	8/1/2022	001-38890
10.1**	Second Amendment to License Agreement, dated as of July 22, 2022, by and between Purdue Research Foundation and Novosteo, Inc.				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

** Portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted material is of the type that the Registrant treats as private or confidential.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quince Therapeutics, Inc.

Date: November 9, 2022	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Ted Monohon
Ted Monohon
Chief Accounting Officer
(Principal Financial and Accounting Officer)