Form 10-K
period 2022-12-31
Quince Therapeutics, Inc.
filed 2023-03-15
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38890

Quince Therapeutics, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	90-1024039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Gateway Boulevard, Suite 1250 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 910-5717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	QNCX	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7265(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $70 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2022 of $2.22 per share.

The number of shares of the registrant’s common stock outstanding as of March 10, 2023 was 36,276,945.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"). It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our ability to successfully execute on our current strategic direction;
•
our ability to successfully identify and acquire or in-license one or more clinical-stage assets targeting debilitating and rare diseases;
•
the success of our pursuit of business development opportunities for our suspended programs;
•
future research and development activities, including the scope, success, cost and timing of any future development activities, preclinical studies and clinical trials, including clinical trials of in-licensed, or acquired compounds or other pipeline compounds we advance through the drug development process;
•
the timing and focus of any potential future clinical trials, and the reporting of data from those trials;
•
our ability and timing of seeking and obtaining FDA and any other regulatory approval for our potential drug candidates;
•
the willingness of the FDA or other regulatory authorities to accept any future completed or planned clinical and preclinical studies and other work, as the basis for review and approval of our potential drug candidates for their respective indications;
•
success of our clinical development and business strategy, including our ability to realize expected cost saving from our recent reduction in force;
•
the ability of any future clinical trials to demonstrate safety and efficacy of our potential drug candidates, and other positive results;
•
our financial performance;
•
the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements, including the acquisition of potential drug candidates;
•
our ability to obtain funding for our operations, including funding necessary to develop and commercialize our potential drug candidates;
•
our plans relating to commercializing our potential drug candidates, if approved;
•
our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any potential drug candidates for which we obtain approval;
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
•
the potential effects of the shut down of our lab facility;
•
our ability to expand our potential drug candidates into additional indications and patient populations;
•
the success of competing therapies that are or may become available;
•
the beneficial characteristics, safety and efficacy of our potential drug candidates;
•
governmental or regulatory delays, information requests, clinical holds, and regulatory developments in the United States and other jurisdictions;
•
our ability to obtain and maintain regulatory approval of our potential drug candidates, and any related restrictions, limitations and/or warnings in the label of any approved drug candidate;
•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our potential drug candidates and technology; and
•
potential claims relating to our intellectual property.

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

Summary of Risk Factors

We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Some of these risks are:

•
The impact and results of our previously announced strategic direction are uncertain and may not be successful.

•
We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.

•
We may require additional capital, and our existing stockholders may experience additional equity dilution, to fund our pursuit and consummation of the acquisition of one or more clinical-stage assets targeting debilitating and rare diseases.

•
There can be no assurance that we will be successful in our pursuit of business development opportunities for our suspended preclinical programs.

•
We may experience difficulties integrating Quince and Novosteo’s operations and realizing the expected benefits of the Acquisition, or any potential acquisition of new assets that we may pursue.

•
If we are unable to successfully out-license our bone targeting assets, our business could materially suffer.

•
Because the potential rare disease target patient populations of NOV004 are small, and the addressable patient population even smaller, we may not be able to successfully out-license this asset.

•
Clinical drug development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any drug candidate that we may advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

•
We may not be successful in our efforts to acquire new drug candidates or to develop commercially successful drugs. If we fail to successfully identify and develop drug candidates, we may not be able to continue our operations.

•
We are a preclinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the prospects for our future viability.

•
We will require substantial additional funding to finance our operations and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

•
We cannot be certain that the FDA or foreign regulatory authorities will permit us to proceed with any future proposed clinical trial designs. Our potential drug candidates may not receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.

•
Clinical failure can occur at any stage of clinical development and we have never conducted a Phase 3 trial or submitted an NDA before.

•
If any future clinical trials of our potential drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, or are put on clinical holds imposed by the FDA or similar regulatory authorities outside the United States, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our potential drug candidates.

•
We have in the past and may in the future rely on third parties to conduct some of our preclinical studies and clinical trials and some aspects of our research and preclinical testing and on third-party contract manufacturing organizations to manufacture and supply our preclinical and clinical materials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, manufacturing or testing.

•
The shut down of our lab facilities may result in impairment loss on our lease as well as the sale of our fixed assets.

•
If we or any of our third-party manufacturers encounter difficulties in production of our future drug candidates, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our future drug candidates for clinical trials or for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

PART I

Item 1. Business.

We are a preclinical stage biopharmaceutical company focused on advancing innovative precision therapeutics for debilitating and rare diseases.

From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our predecessor company, Cortexyme, Inc. (“Cortexyme”) was initially founded on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. The acquisition of Novosteo, Inc. in 2022, and the addition of new executive management has allowed us to strategically shift focus and prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. Following the Acquisition, we changed our corporate name to Quince Therapeutics, Inc.

On January 27, 2023, we sold our legacy small molecule protease inhibitor portfolio, including COR588, COR388, COR852, and COR803, pursuant to an asset purchase agreement with Lighthouse Pharmaceuticals, Inc.

On January 30, 2023, we provided an update on our development pipeline and business outlook for 2023. We intend to prioritize capital resources toward the expansion of our development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. We plan to partner or out-license to support further development of our bone-targeting drug platform and precision bone growth molecule NOV004 designed for accelerated fracture repair in patients with bone fractures and osteogenesis imperfecta.

2022 and 2023 Key Events

•
In January 2022, we received a letter from the U.S. Food and Drug Administration (FDA) placing a full clinical hold on atuzaginstat’s (COR388). In response, we implemented a cost reduction program to rationalize operations and to allow continued support for the continuing business operations.
•
In January 2022, Casey Lynch resigned as chairperson of the board and as president and Chief Executive Officer and Steve Dominy resigned as a director on the Board and as the Chief Scientific Officer.
•
In May 2022, we completed the acquisition of Novosteo, Inc. ("Novosteo"), a privately-held biotech company focused on targeted therapeutics to treat rare skeletal diseases, bone cancer and injury.
•
In conjunction with the acquisition of Novosteo, we appointed Dirk Thye, M.D. as Chief Executive Officer, Dr. Karen Smith, M.D., Ph.D. as Chief Medical Officer and Brendan Hannah as Chief Business Officer.
•
In January 2023, we sold our legacy small molecule protease inhibitor portfolio, including COR588, COR388, COR852, and COR803, pursuant to an asset purchase agreement with Lighthouse Pharmaceuticals, Inc., an entity co-founded by Casey Lynch, former Chief Executive Officer of our predecessor company, Cortexyme, Inc.

Drug Candidate Portfolio

NOV004

NOV004 was discovered using our broad drug-targeting platform designed to precisely deliver small molecules, peptides, or large molecules directly to the site of bone fracture and disease to promote more rapid healing. NOV004 is a systemically administered bone anabolic peptide engineered to target and concentrate at bone fracture sites. By improving fracture site accumulation and retention, NOV004 stimulates a robust healing response in preclinical studies. Notable preclinical observations include:

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

Our discovery pipeline is potentially applicable across multiple skeletal therapeutic indications to address underserved therapeutic areas with major, unmet medical needs, including osteogenesis imperfecta, fractures, spinal fusion, and other severe bone diseases. We are currently exploring partnership and out-licensing opportunities to support the future development of NOV004.

Legacy Small Molecule Protease Inhibitor Portfolio

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

On January 25, 2022, we received a letter from the Food and Drug Administration (“FDA”) Division of Neurology 1 placing a full clinical hold on the IND application for atuzaginstat (COR388). We sold this compound to Lighthouse Pharmaceutical, Inc., see "Sale of legacy portfolio" section below.

COR588

COR588 is a second-generation brain penetrant lysine gingipain inhibitor which has completed IND-enabling studies. We began a Phase 1 SAD/MAD trial of COR588 in a cohort of healthy participants in Australia in August 2021. In March 2022, we announced results from the SAD portion of the Phase 1 trial and in July 2022 we announced results from the MAD portion of the Phase 1 trial. Preliminary results indicate COR588 was well-tolerated across all cohorts in the dose range from 25 mg to 200 mg with no serious adverse events. No clinically significant findings were observed on other safety measures, including vital signs, laboratory findings, telemetry, or ECGs. We sold this compound to Lighthouse Pharmaceutical, Inc., see "Sale of legacy portfolio" section below.

COR803

COR803 for coronavirus is a novel patent-pending small molecule 3CL pro inhibitor discovered and developed by us based on our expertise in cysteine protease inhibition. We sold this compound to Lighthouse Pharmaceutical, Inc., see "Sale of legacy portfolio" section below.

Business Acquisition

On May 19, 2022, we acquired all of the equity voting interests and completed the acquisition of Novosteo (the “Acquisition”) pursuant to a certain Agreement and Plan of Merger and Reorganization dated as of May 9, 2022 (the “Merger Agreement”). To effect this transaction, a combination of transactions was executed with the intention of being treated as integrated steps in a single transaction resulting in Novosteo being a wholly owned subsidiary of the Company.

In conjunction with the Acquisition, we appointed Novosteo executives Dirk Thye, M.D. as Chief Executive Officer, Dr. Karen Smith, M.D., Ph.D. as Chief Medical Officer and Brendan Hannah as Chief Business Officer. We also appointed Dr. Thye and Philip S. Low, Ph.D. to our Board of Directors as Class II and Class I directors, respectively.

Effective August 1, 2022, we changed our corporate name from Cortexyme, Inc. to Quince Therapeutics, Inc. and our ticker symbol from "CRTX" to "QNCX".

Sale of Legacy Portfolio

On January 27, 2023, we sold our legacy small molecule protease inhibitor portfolio, including COR588, COR388, COR852, and COR803 (the “Transaction”), pursuant to an asset purchase agreement with Lighthouse Pharmaceuticals, Inc. (the “Purchaser”).

Upon the consummation of the Transaction, we received shares of common stock of Purchaser (“Common Stock”) equal to seven and a half percent (7.5%) of the currently issued and outstanding Common Stock. The issuance is governed by a Stock Issuance Agreement entered into by us and Purchaser on January 27, 2023 (the “Stock Agreement”). The Stock Agreement contains certain anti-dilution rights and certain transfer restrictions on the Common Stock, including a right of first offer in favor of Purchaser and certain restrictions with respect to non-U.S. persons.

Pursuant to the terms of the Purchase Agreement, we are eligible to receive milestone payments up to $150 million on a product by product basis for the achievement of certain regulatory approvals and global net sales thresholds. Additionally, we are eligible to receive certain sales-based royalty payments on a product by product basis, ranging from high single-digit to mid-teens of annual net sales related to the two existing clinical stage programs, and low single-digit royalties for the preclinical programs, and certain sublicense income on a product by product basis, either in addition to milestone payments and royalties prior to Phase 2 initiation for COR588 or COR388, or in lieu of milestones payments and royalties after initiation of Phase 2 for COR588 or COR388 or for the preclinical programs.

We and the Purchaser have made certain covenants in the Purchase Agreement with respect to the transfer of the assets, including requisite filings to be made with regulatory authorities, and the milestone, royalty and sublicense payments and have agreed to indemnify each other for any breaches of such party’s covenants, assumed liabilities (in the case of Purchaser) and retained liabilities, subject to certain customary survival periods and mitigation requirements. In addition, Purchaser granted to us an exclusive option until June 30, 2023 to obtain worldwide, royalty-free, fully-paid up, irrevocable and perpetual right and license under the transferred intellectual property related to COR388 to research, develop, manufacture, use, commercialize and otherwise exploit COR388 in any animal health indication.

Corporate Restructuring

In January 2023, we made the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities. As a result, we approved the cost reduction program (the “Plan”) to align operations with the changes in corporate strategy. Under the Plan, we are reducing headcount by approximately 47% through a reduction in our workforce. The reduction in force began in February 2023 and is expected to be completed by April 2023. As a result, we expect to realize estimated annualized operating expense savings of approximately $10 million in the year ending December 31, 2023 (excluding share-based compensation and any one-time costs related to strategic actions).

In connection with the Plan, we estimate that we will incur expenses of approximately $0.6 million to $0.8 million, substantially all of which will be cash expenditures and other costs relating to the Plan through August 2023. We may incur other charges, including contract termination costs, retirement of fixed assets and facility-related costs and will record these expenses in the appropriate period as they are determined. These estimates are subject to a number of assumptions, and actual results may differ. we may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Plan.

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

At this time the impact of the COVID-19 pandemic has not resulted in changes to our previously stated analysis timelines and milestones. We have not experienced significant hinderances to our operations or material negative financial impacts as compared to prior periods. We continue to assess the risks of the COVID-19 pandemic, which take into account applicable public health authority and local government guidelines and are designed to ensure community and employee safety.

The effects of the COVID-19 pandemic continue to evolve and we may have to resume a more restrictive remote work model or close again certain of our offices, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or public authority mandates. Also, as long as the pandemic continues, our employees may be exposed to health risks. We will continue to monitor the COVID-19 situation and its impact on our business and operations.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Manufacturing

We do not currently own or operate facilities for manufacturing, storing, distributing or testing our drug candidates. We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our preclinical and clinical materials to be used during the development of our drug candidate.

We are in the process of halting the manufacturing of the production of NOV004 and terminating our contracts with the manufacturing vendor. We are currently obligated to our vendors for certain drug substance and drug product development work. We do not expect to incur significant additional costs to terminate the manufacturing activities above our current contractual obligations.

Commercialization Plan

We do not currently have any approved drugs. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs.

When and if any of our drug candidates are approaching commercialization, we intend to develop a commercialization infrastructure for those drug candidates in the United States and potentially in certain other key markets. We may also rely on partnerships to provide commercialization infrastructure, including sales and marketing and commercial distribution.

Competition

We face competition from a number of different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. We believe that the key competitive factors affecting the success of any drug candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

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

These competitors may influence our ability to successfully out-license NOV004 and the terms thereof.

Intellectual Property

The divesture of the legacy protease inhibitor compounds to Lighthouse Pharmaceuticals, Inc. included the associated patents. However, we maintain certain rights, including;

•
Potential for Quince to receive up to $150 million in regulatory and commercial milestones payments on a product-by-product basis, subject to the terms and conditions set forth in the Purchase Agreement,
•
Potential tiered royalty rates on a product-by-product basis ranging from high single-digit to mid-teens of annual net sales related to the two existing clinical stage programs, and low single-digit royalties for the preclinical programs, subject to the terms and conditions in the Purchase Agreement.

We actively protect our commercially important proprietary technology by, among other methods, obtaining, maintaining, and defending our patent rights. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The period of patent term extension in the United States cannot be longer than five years and the total patent term, including the extension period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Some countries also provide mechanisms to recapture a portion of the patent term lost during regulatory review, similar to patent term extension in the United States. The amount of patent term that can be recaptured depends on the laws of the relevant jurisdictions.

We have filed or licensed numerous patent applications covering NOV004 in the United States and in jurisdictions outside of the United States. We pursue patent protection for all inventions and improvements throughout development, including, when possible, compositions of matter, methods of use, dosage regimens, formulations, and manufacturing processes.

We have licensed exclusive rights in numerous patents and patent applications relating to NOV004. Issued patents covering the compound NOV004 as a composition of matter and therapeutic methods of using NOV004 have been obtained in the United States and Russia and are estimated to expire 2037, not including any available patent term adjustments or extensions. We have also exclusively licensed additional patent applications relating to NOV004 and its method of use, which when issued, are estimated to expire between 2037 and 2041, not including any available patent term adjustments or extensions. Novosteo LLC, a wholly owned subsidiary, owns an additional patent application relating to therapeutic methods of using NOV004, which, when issued, is estimated to expire in 2042, not including any available patent term adjustments or extensions.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our drug candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We cannot guarantee that our owned pending patent application, or any patent applications that we may in the future file or license from third parties, will result in the issuance of patents. We also cannot predict the scope of claims that may be allowed or enforced in our patents. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our programs and drug candidates. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority rights of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States or other jurisdictions that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings, post-grant review, reissue, or reexamination in the USPTO and equivalent foreign courts, which could result in substantial costs to us even if the eventual outcome, which is highly unpredictable, is favorable to us. In addition, because of the extensive time required for clinical development and regulatory review of a drug candidate we may develop, it is possible that, before any of our drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting any protection such patent would afford the respective product and any competitive advantage such patent may provide. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Relating to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application in the United States. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our drug candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those drug candidates. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Relating to Our Intellectual Property.”

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets and we cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. Additionally, some of our trade secrets and know-how for which we decide to not pursue additional patent protection may, over time, be disseminated within the industry through independent development and public presentations describing the methodology. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Relating to Our Intellectual Property.”

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future drug candidates may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see “Risk Factors—Risks Relating to Our Intellectual Property.”

Regulatory Matters

Government authorities in the United States at the federal, state and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, sampling and export and import of pharmaceutical products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

Before approving a NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services (HHS), information related to payments and other transfers of value made by that entity to physicians (defined to include to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Since its enactment, there have been executive, legal and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures will impact the ACA and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures.

In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent presidential executive orders, Congressional inquiries, and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the “negotiated fair price” under the law and (ii) impose rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the generation of revenue, attainment of profitability, or commercialization of products. In addition, it is possible that there will be further legislation or regulation that could harm the business, financial condition and results of operations.

Employees

As of December 31, 2022, we had 21 total employees, of which 11 are in research and development and 10 are in general and administrative. Our employees are located in South San Francisco, California and West Layfette, Indiana and others work remotely from their residences located across the United States. To align operations with the changes in corporate strategy, we are reducing headcount by approximately 47% through a reduction in our workforce. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

Corporate Information

We were incorporated in Delaware on June 20, 2012. Our principal executive offices are located at 601 Gateway Blvd Suite 1250, South San Francisco, CA 94080. Our telephone number at that location is (415) 910-5717. Our corporate website address is www.quincetx.com. Information contained on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

Quince is a registered trademark of Quince Therapeutics, Inc. All other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K

Risks Relating to Our Evaluation of Strategic Alternatives and Our Business

The impact and results of our previously announced strategic direction are uncertain and may not be successful.

As announced in January 2023, we intend to prioritize capital resources toward the expansion of our development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. Since that time, our management has been actively engaged in identifying and evaluating numerous biopharmaceutical assets for their potential fit with our corporate objectives.

Our Board remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the company and its shareholders. There can be no assurance, however, that our current strategic direction, or the Board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will enhance shareholder value.

We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.

We have no drug candidates approved for sale and none in development, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2022 and 2021, our net losses were $51.7 million and $89.9 million, respectively. We had an accumulated deficit of $288.3 million as of December 31, 2022.

Before we are able to generate any revenue, we will need to commit substantial funds to in-license or acquire new drug candidates, then continue development of any drug candidates, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders.

We expect that it will be several years, if ever, before we may have a potential drug candidate ready for commercialization. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we pursue our current strategic direction, and seek regulatory approvals for any potential drug candidates, prepare for and begin the commercialization of any approved drug candidates, and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Further, these net losses have fluctuated significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year. To become and remain profitable, we must develop and eventually commercialize a drug with significant revenue.

We may never succeed in developing a commercial drug. On January 25, 2022, the FDA placed a full clinical hold on the IND for atuzaginstat (COR388), one of our assets that has since been out-licensed. The FDA may place additional clinical holds on our current or currently contemplated clinical programs or otherwise limit our ability to proceed with other clinical programs in our pipeline, which will harm our business, financial condition, results of operations and may force us to cease our operations.

We expect to explore partnership and licensing opportunities to support the future development of NOV004, our bone targeting molecule designed to accelerate fracture repair, but we may not be able to find a suitable partner. See also the risk factor titled “Because the potential rare disease target patient populations of NOV004 are small, and the addressable patient population even smaller, we may not be able to successfully identify potential patients to out-license this asset.” We may also encounter other unforeseen expenses, difficulties, complications, delays and other known and unknown challenges as we pursue our current strategic direction.

There are numerous risks and uncertainties, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate revenues or achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional drug candidates.

We may require additional capital, and our existing stockholders may experience additional equity dilution, to fund our pursuit and consummation of the acquisition of one or more clinical-stage assets targeting debilitating and rare diseases.

The pursuit of our strategy to acquire one or more clinical-stage assets targeting debilitating and rare diseases involves significant management time, effort and associated expense, and if such assets are identified, will require us to incur significant additional expenses to consummate. Moreover, we expect to require substantial additional funding to finance such acquisitions and to advance the development and optimize the commercialization of such assets, and there can be no assurance that such additional funding will be available on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may not be able to effectively implement our strategic plan.

We may seek to raise any necessary funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements. We currently have an effective universal shelf registration statement pursuant to which we may offer and sell any combination of the securities described in the registration statement from time to time. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets.

Our acquisition strategy involves numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase valuations or adversely affect our ability to consummate deals on favorable or acceptable terms, the potential unavailability of financial resources necessary to consummate acquisitions in the future, the risk that we improperly value and price a target, the inability to identify all of the risks and liabilities inherent in a target company notwithstanding our due diligence efforts, the diversion of management’s attention from the operations of our business and strain on our existing personnel, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholder’s net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions.

There can be no assurance that we will be successful in our pursuit of business development opportunities for our suspended clinical and preclinical programs.

We are actively exploring partnership and licensing opportunities, including out-licenses, for our now suspended development program related to NOV004. We face significant competition in our pursuit of these opportunities, and any arrangements will likely be complex and time-consuming to negotiate and document. We may not be able to negotiate any such arrangements on acceptable terms, or at all.

We may experience difficulties integrating Quince and Novosteo’s operations and realizing the expected benefits of the Acquisition, or any potential acquisition of new assets that we may pursue.

On May 19, 2022, we completed our previously announced Acquisition, and our new business strategy anticipated additional acquisition of one or more clinical-stage assets targeting debilitating and rare diseases. The anticipated benefits we expect from the Acquisition or any future acquisitions will depend in part on our ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from combining new businesses in an efficient and effective manner. We may not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all.

Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws.

Our management may face significant challenges in consolidating the operations of potential new businesses, integrating the technologies, procedures, and policies. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration or out-licensing efforts.

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees or third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the new operations or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of future revenue and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected.

Our stockholders may realize little or no value from the divestiture of our legacy assets or potential out-license of NOV004, and as a result our stock price may decline, we could be subject to litigation, and our business may be adversely affected.

We have recently sold our legacy small molecule protease inhibitor portfolio to Lighthouse Pharmaceuticals, which is a newly organized, private development stage company in the start-up phase, and has only recently commenced its operations. There is currently no existing public market for the shares of Lighthouse Pharmaceuticals’ common stock, and there can be no assurance that an active public market will ever develop. The absence of an active public market for these securities would make it difficult for us to sell the shares of Lighthouse Pharmaceuticals’ common stock and realize any value from them. To date, Lighthouse's operations have been primarily limited to organizing and staffing its company and completing the acquisition of our legacy assets. Accordingly, it is difficult if not impossible to predict Lighthouse's future performance or to evaluate its business and prospects, or ability to develop our legacy assets. For these and other reasons, our stockholders may realize little or no value from the divestiture of our legacy assets.

The divestiture of our legacy assets or recently announced change in our corporate strategy, including potential partnership or licensing of NOV004, could result in litigation against us, including litigation arising from or related to the value, received in the sale of our legacy assets to Lighthouse. For example, some of our investors purchased shares of our common stock because they were interested in the opportunities presented by our small molecule protease inhibitor portfolio, others because they were interested in our bone-targeting drug platform. Thus, certain stockholders may attribute substantial financial value to our legacy assets or NOV004. If our stockholders believe that the financial value which is or may be received by us or them from the divestiture of our assets is inadequate, our stock price may decline and litigation may occur. As a result of these and other factors, we may be exposed to a number of risks, including declines or fluctuations in our stock price, additional legal fees, and distractions to our management caused by activities undertaken in connection with resolving any disputes related to these transactions. The occurrence of any one or more of the above could have an adverse impact on our business and financial condition.

Our future results could suffer if we do not effectively manage our operations.

In connection with our new strategic pursuits, we may expand our size and operations through acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage such expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected synergies and other benefits anticipated from any future acquisitions or strategic transactions that we may undertake in the future.

The Novosteo Acquisition may result in impairment charges from the recording of goodwill and intangible assets that could adversely affect our financial results.

Our financial results may be adversely affected by impairment charges from the recording of goodwill and intangible assets incurred in connection with the Novosteo Acquisition. For example the company incurred a $0.8 million goodwill impairment charge in the quarter ended September 30, 2022. Due to the announced changes in corporate strategy on January 30, 2023, we will perform an impairment analysis of our IPR&D intangible asset. The amount and timing of further possible charges are not yet known. If such assets are found to be impaired, they will be written down to their estimated fair value, with a charge against earnings. Further, our failure to identify or accurately assess the magnitude of necessary technology investments we are assuming as a result of the Novosteo Acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.

The success of our business depends in part on our ability to successfully acquire or in-license new product candidates.

The success of our business depends in part on our ability to successfully acquire or in-license new product candidates. Our acquisition and in-licensing efforts focus on identifying assets in development by third parties across a diverse range of therapeutic areas that, in our view, are underserved or undervalued. We may decide to proceed with the development of a product candidate and later determine that the more costly and time intensive trials do not support the initial value the product candidate was thought to hold. Even if a product candidate does prove to be valuable, its value may be less than anticipated at the time of investment. We may also face competition for attractive investment opportunities. A number of entities compete with us for such opportunities, many of which have considerably greater financial and technical resources. If we are unable to identify a sufficient number of such product candidates, or if the product candidates that we identify do not prove to be as valuable as anticipated, we will not be able to generate returns and implement our investment strategy and our business and results of operations may suffer materially.

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction.

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities. For instance, in May 2022, we completed our acquisition of Novosteo, Inc. In connection with the acquisition and our integration of Novosteo’s historical operations into our business, the attention of certain members of each company’s management and each company’s resources were diverted from day-to-day business operations. Additionally, the interests of our stockholders were diluted as a result of our issuance of shares of our common stock to Novosteo’s stockholders and our assumption of certain equity awards of Novosteo’s in connection with the transaction. We may engage in similar discussions in the future with respect to other potential transactions that may divert our time and resources from our ongoing operations.

Risks Related to Our Business and the Development of Our Drug Candidates

If we are unable to successfully out-license our bone targeting assets, our business could materially suffer.

We have developed our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. NOV004 is a systemically administered bone anabolic peptide engineered to target and concentrate at bone fracture sites. Currently, we intend to explore partnership and licensing opportunities to support the future development of NOV004. However, we may not be able to identify suitable partners. If we are unable to identify suitable partners for our indications or if we are required to enter into agreements with such partners on unfavorable terms, our business and prospects could materially suffer. Additionally, while we have sold our legacy assets, we may not realize the benefits of that sale.

Because the potential rare disease target patient populations of NOV004 are small, and the addressable patient population even smaller, we may not be able to successfully out-license this asset.

NOV004 is a precision bone growth molecule for rare disease. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with NOV004, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, or patient foundations, and may prove to be incorrect or contain errors. New studies have in the past and may continue to change the estimated incidence or prevalence of these diseases. We cannot accurately predict the number of patients for whom treatment might be possible. Additionally, since the potentially addressable patient population for this product candidates is limited, even if we successfully license these assets, and our partners obtain commercial approval, they may not be able to achieve significant market share for NOV004. Because the potential target populations are very small, we may not realize any significant return from the potential sale of this asset.

Clinical drug development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any drug candidate that we may advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

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

If we are unable to complete preclinical studies or clinical trials of any future drug candidates, due to safety or efficacy concerns, or if the results of these trials are not sufficient to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization on a timely basis or at all. Even if we are able to obtain marketing approval for our current and any future drug candidates, those approvals may be for indications or dose levels that deviate from our desired approach or may contain other limitations that would adversely affect our ability to generate revenue from sales of those drug candidates. Moreover, if we are not able to differentiate our drug candidate against other approved drug candidates within the same class of drugs, or if any of the other circumstances described above occur, our business would be harmed and our ability to generate revenue from that class of drugs would be severely impaired.

We may not be successful in our efforts to acquire new drug candidates or to develop commercially successful drugs. If we fail to successfully identify and develop drug candidates, we may not be able to continue our operations.

Our strategy is to identify and pursue clinical development of drug candidates. Identifying, developing, obtaining regulatory approval and commercializing drug candidates will require substantial additional funding and is prone to the risks of failure inherent in drug development. We cannot provide you any assurance that we will be able to successfully identify or acquire drug candidates, advance any drug candidates through the development process, successfully commercialize any such drug candidates, if approved, or assemble sufficient resources to identify, acquire, develop or, if approved, commercialize drug candidates. If we are unable to successfully identify, acquire, develop and commercialize drug candidates, we may not be able to continue our operations.

We will incur additional costs and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our potential drug candidates.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our potential drug candidates, including:

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
•
we may not be able to generate sufficient preclinical data to support clinical development for potential drug candidates;
•
we may require preclinical studies or manufacturing of drug supplies for our potential drug candidates, which may delay our timeline for the clinical development for our potential drug candidates;
•
we may experience delays in reaching a consensus with regulatory agencies on preclinical and clinical study design;
•
we may not be able to obtain appropriate or sufficient test agents or preclinical animal models in connection with the indications out potential drug candidates are meant to address;
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

The risk of failure is high for any potential drug candidates we may acquire that are in clinical and preclinical development. The clinical trials and manufacturing of our potential drug candidates are, and the manufacturing and marketing of our potential drug candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our drug candidates. Before obtaining regulatory approvals for the commercial sale of any of our potential drug candidates, we must demonstrate thorough lengthy, complex and expensive preclinical testing and clinical trials that our potential drug candidates are both safe and effective for use in each target indication. We may not be able to develop a trial design that the FDA and other foreign regulatory authorities can accept. Each potential drug candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We cannot guarantee that any future clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. Even if any future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of our potential product candidates for their targeted indications or support continued clinical development of such product candidates. Our ongoing and any future clinical trial results may not be successful.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our potential drug candidates for approval. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our potential drug candidates.

If we are required to conduct preclinical studies, clinical trials or other testing of our potential drug candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies, clinical trials of our potential drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•
be delayed in obtaining marketing approval for our potential drug candidates;
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

Drug development costs will also increase if we experience delays in testing or in obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be amended or will be completed on schedule, or at all. Significant preclinical studies and clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our potential drug candidates, could allow our competitors to bring drug candidates to market before we do, and could impair our ability to successfully commercialize our potential drug candidates, if approved, any of which may harm our business and results of operations. In addition, many of the factors that cause, or lead to a delay in the commencement or completion of, clinical trials may also ultimately lead to termination or suspension of a clinical trial. Any of these occurrences may harm our business, financial condition and prospects significantly. Any termination of any clinical trial of our potential drug candidates will harm our commercial prospects and our ability to generate revenues.

Risks Relating Our Financial Position

We are a preclinical stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the prospects for our future viability.

From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. After the Acquisition in 2022, we shifted our operational focus on the development of our bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. In January 2023, we made a strategic decision to out-license our bone-targeting drug platform and prioritize capital resources toward the expansion of our development pipeline through opportunistic in-licensing and acquisition of other clinical-stage assets targeting debilitating and rare diseases. We have a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have only initiated one late stage clinical trial, and have not obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We will require substantial additional funding to finance our operations and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we evaluate potential drug candidates. In addition, if we obtain marketing approval for any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution.

Accordingly, we will need to obtain substantial additional funding in order to fully execute on our corporate strategy. As of December 31, 2022, we had $93.8 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

We believe that our existing capital resources will be sufficient to fund our projected operations through at least 2026, but does not include any costs or cash expenditures associated with in-licensing activities. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

•
our ability to successfully identify partnership and licensing opportunities to support the future development of NOV004;
•
the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•
the number and characteristics of drug candidates that we pursue;
•
our ability to manufacture sufficient quantities of our potential drug candidates;
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

Risks Relating to Regulatory Review and Approval of Our Drug Candidates and Other Legal Compliance Matters

We cannot be certain that the FDA or foreign regulatory authorities will permit us to proceed with any future proposed clinical trial designs. Our potential drug candidates may not receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.

We currently have no drug candidates approved for sale and we cannot guarantee that we will ever have marketable drug candidates. Our ability to generate revenue related to sales, if ever, will depend on the successful development and regulatory approval of our potential product candidates.

The development of a drug candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market any potential drug candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We have not submitted any marketing applications for a drug candidate.

NDAs must include extensive preclinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. NDAs must also include significant information regarding the chemistry, manufacturing and controls for the drug. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete and approval is never guaranteed. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions have their own procedures for approval of drug candidates. Even if a drug is approved, the FDA may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a drug candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of drug development and the emergence of new information regarding our drug candidates or other drug candidates. Also, regulatory approval for any of our drug candidates may be withdrawn.

Clinical failure can occur at any stage of clinical development and we have never conducted a Phase 3 trial or submitted an NDA before.

The FDA or other foreign regulatory authorities may limit our ability to proceed with potential clinical programs, which could have a materially adverse impact on us. The submission of a successful NDA is a complicated process. As an organization, we have never conducted a registrational clinical trial and have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in seeking approval for, and if approved, commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance. The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

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

If any future clinical trials of our potential drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, or are put on clinical holds imposed by the FDA or similar regulatory authorities outside the United States, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our potential drug candidates.

Before obtaining regulatory approvals for the commercial sale of any of our potential drug candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our potential drug candidates are both safe and effective for use in each target indication. Each drug candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our potential drug candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our potential drug candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in degenerative diseases, where failure rates historically have been higher than in many other disease areas. Most drug candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

We have in the past and may in the future rely on third parties to conduct some of our preclinical studies and clinical trials and some aspects of our research and preclinical testing and on third-party contract manufacturing organizations to manufacture and supply our preclinical and clinical materials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, manufacturing or testing.

We rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing and our clinical trials. We also rely on third-party contract manufacturing organizations to manufacture and supply our preclinical and clinical materials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our future drug development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with current good clinical practice regulations, or GCP, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register any future clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

We also expect to rely on other third parties to store and distribute drug supplies for our future clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any drug candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential drug revenue.

The shutdown of our lab facility may result in impairment loss on our lease as well as the sale of our fixed assets.

We presently develop our product candidates at our lab facilities in West Lafayette, Indiana. Due to the announced changes in corporate strategy on January 30, 2023, we anticipate impairment of our financing and operating lease right of use asset, as well as a loss on the sale of our fixed assets in the first quarter of 2023. The successful closure of our West Lafayette lab facility will require certain personnel to remain employed with the Company through the closure. If these employees do not remain with the Company, it could adversely impact our closure timelines and our related expenses with closing the facility.

If we or any of our third-party manufacturers encounter difficulties in production of our future drug candidates, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our future drug candidates for clinical trials or for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The processes involved in manufacturing our potential drug candidates are highly regulated and subject to multiple risks. As drug candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our potential drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In order to conduct clinical trials of our potential drug candidates, or supply future commercial drug candidates, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully modify or scale-up the manufacturing capacity for any of our drug candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale-up the manufacture of our potential drug candidates in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting drug may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

In addition, the manufacturing process for any potential drug candidates that we may develop is subject to FDA and foreign regulatory requirements, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce drug candidates in accordance with the requirements of the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such future drug candidates. Even if we obtain regulatory approval for any of our potential drug candidates, there is no assurance that either we or our third party contract manufacturers will be able to manufacture the approved drug in accordance with the requirements of the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the drug, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any drug candidates we may develop, we may not be successful in commercializing those drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing, or distribution of pharmaceutical drug candidates. To achieve commercial success for any approved potential drug candidate for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with collaborators for, some of our potential drug candidates if and when they are approved.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, factors that may inhibit our efforts to commercialize any potential drug candidates, if and when approved, whether alone or in collaboration with others:

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

If the commercial launch of a future drug candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our sales revenue or the profitability of sales revenue may be lower than if we were to market and sell any drug candidates we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our potential drug candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drug candidates effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our potential drug candidates if approved in the future.

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

Our headquarters are located in California near major geologic faults that have experienced earthquakes in the past. An earthquake or other natural disaster or power shortages or outages could disrupt operations, impair critical systems or result in loss of clinical samples. Any of these disruptions or other events outside of our control could have a material adverse impact on our business, harming our operating results. In addition, if any of our suppliers or third-party service providers, such as our manufacturing partners or CROs, are affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control, our business and operating results could suffer. Disasters, public health crises and political crises occurring at third-party facilities also could negatively impact our clinical development and regulatory approval timelines, our reputation and the perception of our company. For example, as a result of the COVID-19 pandemic, we and our third- party service providers temporarily limited our operations or implemented limitations, including work-from-home policies. All employees have now returned to their pre-pandemic work locations and activities. However, as long as the pandemic continues, our employees may be exposed to health risks and government directives may require us to close again certain of our offices or our laboratory facility. In addition, as a result of "shelter-in-place" orders or other mandated travel restrictions, our on-site staff conducting research and development activities may not be able to access our laboratories, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, due to travel restrictions and “shelter-in-place” orders, we may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates and reduced ability to engage with the medical and investor communities due to the cancelation of conferences scheduled throughout the year. We also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions. Furthermore, new quarantines for COVID-19 or other viruses could impact personnel at contract manufacturing facilities in the United States and Europe or elsewhere to deliver key materials or the availability or cost of starting materials. Any disruption of our contract manufacturing vendors in the United States and Europe or elsewhere to deliver key materials on a timely basis could have a material adverse effect on the initiation of new trials, the duration of open label extension studies and overall product development.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants, and the loss of such persons could negatively impact the operations of the company.

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

In addition, we recently announced a reduction in force, impacting a number of employees. Any further reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the cost reduction program.

Our industry has experienced a high rate of turnover of management personnel in recent years. Potential changes in management could be disruptive to our business and may also result in our loss of unique skills and loss of knowledge about our business. Such turnover may also result in the departure of other existing employees or partners.

Replacing executive officers, key employees and consultants may be difficult and may take an extended period because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize drug candidates successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain or replace key personnel or consultants could materially harm our business. Additionally, the members of our management team have limited experience managing a public company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies, which could cause our management to have to expend time and resources helping them become familiar with such requirements. We may lose our ability to implement our business strategy successfully and could be seriously harmed. Any of our executive officers or key employees or consultants may terminate their employment at any time.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures will impact the ACA and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how these or similar policy initiatives will impact the ACA and our business.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drug candidates, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the “negotiated fair price” under the law and (ii) impose rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but make their determinations independently and may impose additional restrictions. Our inability to promptly obtain and maintain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drug candidates, and our overall financial condition. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

We are presently engaging in a strategy to acquire businesses, technologies or drug candidates that we believe are a strategic fit with our business. If we do undertake any acquisitions, the process of integrating an acquired business, technology or drug candidate into our business may result in unforeseen operating difficulties and expenditures, including diversion of resources and management’s attention from our core business. In addition, we may fail to retain key executives and employees of the companies we acquire, which may reduce the value of the acquisition or give rise to additional integration costs. Future acquisitions could result in additional issuances of equity securities that would dilute the ownership of existing stockholders. Future acquisitions could also result in the incurrence of debt, contingent liabilities or the amortization of expenses related to other intangible assets, any of which could adversely affect our operating results. In addition, we may fail to realize the anticipated benefits of any acquisition.

Interim, top-line and preliminary data from our future clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our future clinical studies, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies.

In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from future clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our drug candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Changes in funding for the FDA and other government agencies or other disruptions at these agencies could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and other agencies to review and approve new drugs can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Even if we obtain regulatory approval for a potential drug candidate, it will remain subject to extensive ongoing regulatory review and requirements.

If any of our future drug candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMPs regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our potential drug candidates will be subject to limitations on the approved indicated uses for which the drug candidate may be marketed and promoted or to the conditions of approval (including the potential for a requirement to implement a Risk Evaluation and Mitigation Strategy) or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in drug development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of drug candidates to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our potential drug candidates. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug candidate’s approved label. As such, we may not promote our potential drug candidates for indications or uses for which they do not have approval. The holder of an approved NDA must submit new or supplemental applications and obtain approval for certain changes to the approved drug candidate labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our potential drug candidates in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our drug candidates. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our potential drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any future marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Our operations are subject to various federal and state fraud and abuse and other healthcare laws. The laws that may impact our operations include:

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

We have applied, and we intend to continue applying, for patents covering aspects of our current drug candidates, any future drug candidates, or other proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of December 31, 2022, we were the owner of record of 10 issued U.S. patents, 39 non-U.S. patents, and 35 pending U.S. and non-U.S. patent applications and Novosteo LLC, a wholly owned subsidiary, is the owner of record of 1 additional pending PCT patent application (all issued U.S. patents, non-U.S. patents, and pending U.S. and non-U.S. patent applications mentioned above, collectively, “the Quince patent portfolio”).

As of December 31, 2022, we had seven issued U.S. patents and 36 issued non-U.S. patents in the Quince patent portfolio related to atuzaginstat (COR388), with claims directed to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications in the Quince patent portfolio relate to atuzaginstat (COR388) and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, methods of using these compounds in the treatment of various indications, and methods of making these compounds.

In addition, four issued U.S. patents and four non-U.S. patents in the Quince patent portfolio relate to pharmaceutical compounds that do not encompass atuzaginstat (COR388), with claims directed to pharmaceutical compounds, pharmaceutical compositions containing these compounds, and use of these compounds in the treatment of various indications. Pending U.S. and non-U.S. patent applications relate to additional compounds in these areas, as well as to diagnostic methods and assay methods. We assigned these patents to Lighthouse Pharmaceuticals, Inc. effective January 27, 2023.

One issued U.S. patent in the Quince patent portfolio relates to NOV004, with claims directed to NOV004 and related pharmaceutical compounds and use of these compounds in the treatment of bone fractures. Pending U.S. and non-U.S. patent applications in the Quince patent portfolio relate to NOV004 and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and methods of using these compounds in the treatment of various indications.

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

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. Under the Bayh-Dole Act, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit in invention produced with its financial assistance. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We sometimes collaborate with academic institutions to accelerate our preclinical research or development. While it is our policy to avoid engaging our university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, we may be unsuccessful in executing agreements assigning such intellectual property to us with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The market price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•
the outcome of our review and evaluation of strategic alternatives;
•
changes in our business strategy;
•
results of clinical trials;

•
our ability to identify partnership and licensing opportunities to support the future development of NOV004;
•
our ability to in-license or acquire clinical stage therapeutics
•
any delays in manufacturing of drug supplies, results of preclinical studies and clinical trials for potential drug candidates;
•
regulatory actions with respect to our potential drug candidates or our competitors’ drug candidates;
•
actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•
announcement of actual or anticipated reduction in force, including our recent reduction in force;
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

We may become the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. Any preclinical or clinical trial results that the investors may deem as unfavorable, volatility in our stock price and other matters affecting our business and operations may subject us to actual and threatened securities class actions or stockholder derivative claims. In addition, we may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Novosteo’s business and ours following the Acquisition, out-licensing of our legacy assets or any potential strategic transactions. These types of proceedings may result in substantial costs, divert management’s attention from other business concerns and adversely impact our business, results of operations and financial condition.

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

The price of our common stock currently does not meet the requirements for continued listing on Nasdaq. If we fail to maintain or regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. The bid price of our common stock has recently closed below the minimum $1.00 per share requirement and on December 13, 2022 we received a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we will be afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

If we fail to regain compliance with the minimum bid price requirement, or if we fail to meet other continued listing requirements in the future, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction and raise additional financing through the public or private sale of equity securities, and would significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

We may be treated as a “public shell” company, which could have negative consequences, including potential Nasdaq delisting of our common stock.

We may be treated as a “public shell” company under the Nasdaq rules and the Securities Act. Although the evaluation of whether a listed company is a public shell company is based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell. Listed companies determined to be public shells by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

If Nasdaq should delist our common stock from trading, a reduction in some or all of the following may occur, each of which could have a material adverse effect on holders of our common stock: the liquidity of our common stock; the market price of our common stock; the number of institutional and general investors that will consider investing in our common stock; the number of investors in general that will consider investing in our common stock; the number of market makers in our common stock; the availability of information concerning the trading prices and volume of our common stock; and the number of broker-dealers willing to execute trades in our common stock. In addition to the foregoing, there are certain consequences under the Securities Act of being a public shell, including the unavailability of Rule 144 thereunder for the resale of restricted securities, the inability to utilize Form S-8 for the registration of employee benefit plan securities; and the inability to utilize Form S-3 under the “baby shelf” rules applicable to companies with a non-affiliate market capitalization of less than $75 million. In addition, the potential determination that we are a public shell company or the prospective loss of our listing on Nasdaq could make us less attractive as a partner in any potential strategic transaction.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we lease 4,280 square feet of office, research and development, and laboratory space pursuant to a lease agreement that expires in November 2023, with the option to extend the lease until December 2023. We also lease 3,168 square feet of office space in San Diego, California that will expire in July 2023. We also lease 4,982 square feet of office and lab space for our non-clinical department in West Lafayette, Indiana that will expire in December 2023. In response to the reprioritization of our pipeline we entered into a sublease agreement for the West Lafayette property on February 27, 2023. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “QNCQ”.

Our common stock has been traded under the ticker symbol “CRTX” on The Nasdaq Global Select Market since May 9, 2019, and since August 1, 2022 under the ticker symbol “QNCX”. As of March 3, 2023, there were 62 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Item 6. [Reserved.]

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

From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our predecessor company, Cortexyme, Inc. (“Cortexyme”) was initially founded on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. The acquisition of Novosteo, Inc. in 2022, and the addition of new executive management has allowed us to strategically shift focus and prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. At that time we changed our corporate name to Quince Therapeutics, Inc.

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

In conjunction with the Acquisition, we appointed Novosteo executives Dirk Thye, M.D. as Chief Executive Officer, Dr. Karen Smith, M.D., Ph.D. as Chief Medical Officer and Brendan Hannah as Chief Business Officer. We also appointed Dr. Thye and Philip S. Low, Ph.D. to our Board of Directors as Class II and Class I directors, respectively.

Effective August 1, 2022, we changed our corporate name to Quince Therapeutics, Inc. and our ticker symbol to "QNCX".

Sale of legacy portfolio

On January 27, 2023, we sold our legacy small molecule protease inhibitor portfolio, including COR588, COR388, COR852, and COR803, pursuant to an asset purchase agreement with Lighthouse Pharmaceuticals, Inc., an entity co-founded by Casey Lynch, former chief executive officer of Quince’s predecessor company Cortexyme, Inc. The Transaction was also consummated on January 27, 2023.

Upon the consummation of the Transaction, we received shares of common stock of Purchaser (“Common Stock”) equal to seven and a half percent (7.5%) of the currently issued and outstanding Common Stock. The issuance is governed by a Stock Issuance Agreement entered into by us and Purchaser on January 27, 2023 (the “Stock Agreement”). The Stock Agreement contains certain anti-dilution rights and certain transfer restrictions on the Common Stock, including a right of first offer in favor of Purchaser and certain restrictions with respect to non-U.S. persons.

Pursuant to the terms of the Purchase Agreement, we are eligible to receive milestone payments up to $150 million on a product by product basis for the achievement of certain regulatory approvals and global net sales thresholds. Additionally, we are eligible to receive certain sales-based royalty payments on a product by product basis, ranging from high single-digit to mid-teens of annual net sales related to the two existing clinical stage programs, and low single-digit royalties for the preclinical programs, and certain sublicense income on a product by product basis, either in addition to milestone payments and royalties prior to Phase 2 initiation for COR588 or COR388, or in lieu of milestones payments and royalties after initiation of Phase 2 for COR588 or COR388 or for the preclinical programs.

We and the Purchaser have made certain covenants in the Purchase Agreement with respect to the transfer of the assets, including requisite filings to be made with regulatory authorities, and the milestone, royalty and sublicense payments and have agreed to indemnify each other for any breaches of such party’s covenants, assumed liabilities (in the case of Purchaser) and retained liabilities, subject to certain customary survival periods and mitigation requirements. In addition, Purchaser granted to us an exclusive option until June 30, 2023 to obtain worldwide, royalty-free, fully-paid up, irrevocable and perpetual right and license under the transferred intellectual property related to COR388 to research, develop, manufacture, use, commercialize and otherwise exploit COR388 in any animal health indication.

We do not expect a material gain or loss on the sale of this portfolio after deal expenses to be recognized in the first quarter of 2023.

Out-licensing of NOV004

From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our predecessor company, Cortexyme, Inc. (“Cortexyme”) was initially founded on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. The acquisition of Novosteo, Inc. in 2022, and the addition of new executive management has allowed us to strategically shift focus and prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. Following the Acquisition, we changed our corporate name to Quince Therapeutics, Inc.

On January 30, 2023, we provided an update on its development pipeline and business outlook for 2023. We intend to prioritize capital resources toward the expansion of our development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. We plan to out-license our bone-targeting drug platform and precision bone growth molecule NOV004 designed for accelerated fracture repair in patients with bone fractures and osteogenesis imperfecta.

We discovered a broad bone-targeting drug platform designed to precisely deliver small molecules, peptides, or large molecules directly to the site of bone fracture and disease to promote more rapid healing with fewer off-target safety concerns compared to non-targeted therapeutics. Our discovery pipeline is positioned for rapid expansion across multiple skeletal therapeutic indications to address underserved therapeutic areas with major, unmet medical needs, including osteogenesis imperfecta, fractures, spinal fusion, and other severe bone diseases.

Corporate Restructuring

We approved the cost reduction program (the “Plan”) to align operations with the changes in corporate strategy. Under the Plan, we are reducing headcount by approximately 47% through a reduction in its workforce. The reduction in force began in February 2023 and will be completed by April 2023. As a result, we expect to realize estimated annualized operating expense savings of approximately $10 million in the year ending December 31, 2023 (excluding share-based compensation and any one-time costs related to strategic actions).

In connection with the Plan, we estimate that we will incur expenses of approximately $0.6 million to $0.8 million, substantially all of which will be cash expenditures and other costs relating to the Plan through August 2023. We may incur other charges, including contract termination costs, retirement of fixed assets and facility-related costs and will record these expenses in the appropriate period as they are determined. These estimates are subject to a number of assumptions, and actual results may differ. we may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Plan.

Financial Overview

Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase

1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat (COR388), our Phase I SAD/MAD clinical trial of COR588 and to a lesser extent readying NOV004 for Phase 1 clinical trials.

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of December 31, 2022, we had an accumulated deficit of $288.3 million. We incurred a net loss of $51.7 million in the year ended December 31, 2022. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through December 31, 2022, we received net proceeds of approximately $303.7 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies, whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the year ended December 31, 2022, we sold 51,769 shares of common stock, resulting in net proceeds of approximately $0.6 million, after commissions and other offering costs.

As of December 31, 2022 and 2021, we had cash, cash equivalents and short-term investments of $90.2 million and $106.8 million, respectively. The balances exclude long-term investments of $3.6 million and $19.9 million as of those same periods. Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

Based on our current business plans including an analysis of our contractual obligations and commitments as of December 31, 2022 we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through at least 2026, but does not include any costs or cash expenditures associated with in-licensing activities. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In response to the reprioritization of our pipeline on January 30, 2023, the Board of Directors approved a cost reduction program to align operations with the change in corporate strategy to prioritize capital resources toward the expansion of its development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. Under the Plan, we plan to reduce headcount by approximately 47% through a reduction in our workforce. The reduction in force began in February 2023 be completed by April 2023. In connection with the cost reduction program, we estimate that we will incur expenses of up to approximately $0.8 million, substantially all of which will be cash expenditures relating to severance through the second quarter of 2023. These estimates are subject to a number of assumptions, and actual results may differ.

We will need substantial additional funding to support our continuing operations and pursue our development strategy once we successfully in-license and acquire a clinical-stage asset targeting debilitating and rare diseases. We expect to finance our operations through the sale of equity, debt financings or other capital sources. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of any drug candidates or delay our efforts to expand our product pipeline.

Critical Accounting Policies, Significant Judgments and Use of Estimates

For a description of our significant accounting policies, see Note 2 to our consolidated financial statements.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements.

The critical accounting estimates relate to the following:

•
Research and Development Expenses
•
Stock-based Compensation Expenses
•
Income Taxes
•
Business Combination
•
Goodwill
•
Indentifiable Intangible Assets

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of clinical trial and contract manufacturing expenses related to development of our drug candidates. Also included are personnel costs for our research and product development employees, non-personnel costs such as professional fees payable to third parties for preclinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs.

We estimate preclinical and clinical study and research expenses based on the services performed, pursuant to arrangements with contract research organizations, or CROs that conduct and manage preclinical and clinical studies and research services on our behalf. Research and development contracts vary significantly in length, and may be for a fixed amount, based on milestones or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. The financial terms of these agreements vary from contract to contract and may result in uneven expenses and payment flows. We estimate these expenses based on regular reviews with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. Based upon the combined inputs of internal and external resources, if the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party vendors. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

To date, there have been no material differences from our accrued estimated expenses to the actual clinical trial expenses; and our methodology and assumptions used in developing these estimates have not changed materially during the periods presented. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates, which could materially affect our results of operations. Adjustments to our accruals are recorded as changes in estimates become evident. Furthermore, based on amounts invoiced to us by our service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as services are rendered. Due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our research and development activities.

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

Income Taxes

We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.

Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income and the effects of tax planning strategies. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to increase or decrease our valuation allowance, when management determines it is more likely than not that some or all of the tax benefits will not be realized. This could materially impact our consolidated financial position and results of operations.

We account for uncertain tax positions using a “more likely than not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished, through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more likely than not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews, we have no plans to appeal or litigate any aspect of the tax position and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Business Combination

We make certain judgments to determine whether transactions should be accounted for as acquisitions of assets or as business combinations. If it is determined that substantially all of the fair value of gross assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an acquisition of assets. We evaluate the inputs, processes, and outputs associated with the acquired set of activities. If the assets in a transaction include an input and a substantive process that together significantly contribute to the ability to create outputs, the transaction is treated as an acquisition of a business. We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date.

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

Goodwill

Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. In performing the annual impairment test, the fair value of the reporting unit is compared to its corresponding carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We performed our goodwill impairment test in October 2022 and concluded that goodwill was impaired as the carrying amount of the reporting unit exceeded its fair value, including goodwill. As a result, we recorded an impairment of $0.8 million in the quarter ended September 30, 2022.

Indentifiable Intangible Assets

We have acquired an intangible asset through our recent business combination with Novosteo, Inc. When significant identifiable intangible assets are acquired, we engage an independent third party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:

•
estimating the timing of and expected costs to complete the in-process projects;
•
projecting regulatory approvals;
•
estimating future cash flows including revenues and operating profits resulting from completed products and in-process projects; and
•
developing appropriate discount rates and probability rates by project.

We believe the fair value that we assign to the intangible asset acquired are based upon reasonable estimates and assumptions given available facts and circumstances as of the acquisition dates. No assurance can be given, however, that the underlying assumptions used to estimate expected cash flows will transpire as estimated. In addition, we are required to estimate the period of time over which to amortize the intangible assets, which requires significant judgment.

Impairment of Intangible Assets

Finite-lived intangible asset consist primarily of purchased developed technology and is amortized on a straight-line basis over their estimated useful lives. Indefinite lived intangible assets are not amortized, Intangible assets acquired in a business combination or an acquisition that are used in research and development activities (In-process research and development or IPR&D) shall be considered indefinite lived until the completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values. As of December 31, 2022, we had $5.9 million of IPR&D and we have recorded no asset impairment charge for the year ended December 31, 2022. Please refer to Note 15, Intangible Assets to the Notes to Consolidated Financial Statements of this Annual Report on Form 10‑K, for further information about our intangible assets as of December 31, 2022. As of December 31, 2022, management performed a quantitative impairment evaluation of IPR&D intangible asset. The quantitative evaluation included a discounted cash flow analysis to determine if the intangible asset had decreased in value. In order to determine the fair value of the intangible asset, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected future revenue growth rates, projected cost of revenue, operating expenses, future income tax rates, and after tax free cash flow, and the discount rate. The assumptions used in the discount rate calculation were based on a peer company metrics to determine the weighted average cost of capital. This quantitative analysis resulted in the intangible asset fair value being above its carrying value, resulting in no impairment.

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

To date, our research and development expenses have supported the advancement of atuzaginstat (COR388) and COR588 and to a lesser extent the clinical and regulatory development of NOV004. We expect our research and development expenses to decrease significantly from current levels until such time as we in-license a new product candidate. Predicting the timing or the costs to in-license a new drug candidate is difficult because of many factors.

In addition, the probability of success of any in-licensed product candidate will depend on numerous factors, including safety, efficacy, competition, manufacturing capability and commercial viability. We will need to determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

Because our product candidates have not been in-licensed the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.

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

We anticipate that our general and administrative expenses will remain consistent until we in-license a new drug candidate. We anticipate an increase of our general and administrative expense after the successful in-licensing of a drug candidate as the size of our business and research and development operations grows to support additional research and development activities.

Interest Income

Interest income consists primarily of interest earned on our short-term and long-term investments portfolio.

Other Expense, net

Other Expense, net consists primarily of the effects of foreign currency exchange rates.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$25,178	$60,795	$(35,617)	(58.6)%
General and administrative	26,012	29,523	(3,511)	(11.9)%
Goodwill impairment charge	825	—	825	100.0%
Loss from operations	(52,015)	(90,318)	(38,303)	(42.4)%
Interest income	1,068	620	448	72.3%
Other expense, net	(997)	(247)	(750)	303.6%
Net loss before income tax benefit	(51,944)	(89,945)	(38,001)	42.2%
Income tax benefit	284	—	(284)	100.0%
Net loss	$(51,660)	$(89,945)	$(38,285)	(42.6)%

Research and Development Expenses

The following table summarizes our research and development expenses: (dollars in thousands)

	Year Ended December 31,		Change
	2022	2021	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$1,400	$25,639	(24,239)	(94.5)%
COR588	5,467	4,989	478	9.6%
NOV004	1,834	—	1,834	100.0%
Other direct research costs	1,510	3,503	(1,993)	(56.9)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	14,147	24,861	(10,714)	(43.1)%
Facilities and other research and development expenses	820	1,803	(983)	(54.5)%
Total research and development expenses	$25,178	$60,795	(35,617)	(58.6)%

Research and development expenses were $25.2 million for the year ended December 31, 2022, compared to $60.8 million for the year ended December 31, 2021, a decrease of $35.6 million. We anticipate our research and development expenses to decrease in the future until such time we acquire another clinical stage asset.

The costs for atuzaginstat (COR388) development, used in our GAIN Phase 2/3 clinical trial, decreased $24.2 million from the prior year due to the GAIN trial concluding in the fourth quarter of 2021. As a result, we experienced a decrease of $12.3 million in clinical trial costs, a $5.8 million decrease in drug manufacturing costs, a decrease in non-clinical studies and analysis related to the GAIN trial of $3.0 million, a $2.6 million decrease in consulting expenses related to atuzaginstat (COR388), a $0.3 million decrease in shipping expense related to shipments of COR388, and a decrease of $0.2 million related to the financing lease that was fully amortized in 2021.

Our Phase 1 SAD/MAD trial was completed in the second quarter of 2022 for our compound COR588 in healthy participants in Australia. As a result, the costs for COR588 increased by $0.5 million from the prior year. This increase was primarily due to a $0.9 million increase for non-clinical studies and analysis to support COR588, offset by a decrease of $0.4 million in drug manufacturing costs and a decrease in consulting expenses of $0.1 million related to COR588.

As we sold our legacy protease inhibitor portfolio including COR388 and COR588 to Lighthouse Pharmaceuticals, Inc. in January 2023, we anticipate that any research and development expenses related to these assets to be minimal in the first quarter of 2023 and no additional expenses from the second quarter of 2023 onward.

For the year ended December 31, 2022, the costs for NOV004 increased by $1.8 million after the Novosteo, Inc. acquisition on May 19, 2022, primarily as a result of the increase in drug manufacturing costs as we prepared our compound for Phase 1 clinical trials. Due to the decision made on January 30, 2023 to align with our updated corporate strategy, our NOV004 costs will decrease significantly in 2023 from the current levels.

Additionally, other direct research costs decreased $2.0 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research which were sold to Lighthouse Pharmaceutical in January 2023.

For the year ended December 31, 2022, we experienced a net decrease of $10.7 million in personnel related expenses due to a $8.7 million decrease in allocated stock-based compensation costs, a decrease of $4.4 million in wages and related personnel expenses as a result of our decreased headcount, offset by an increase in severance related expenses of $2.4 million as a result of our previously announced cost reduction program initiated in the first quarter of 2022.

Facilities and other research and development expenses decreased $1.0 million for the year ended December 31, 2022 primarily due to a $0.4 million decrease in the purchase of non-clinical supplies, a $0.3 million decrease in facilities and rent expense, a $0.2 million decrease in administration and depreciation expense, and a $0.1 million decrease in regulatory and quality assurance consulting costs.

General and Administrative Expenses

General and administrative expenses decreased by $3.5 million to $26.0 million for the year ended December 31, 2022 from $29.5 million for the year ended December 31, 2021. The decrease in general and administrative expenses was primarily due to an overall decrease in personnel expenses of $4.3 million, which is made up of a $4.6 million decrease in allocated stock-based compensation expense and $1.3 million decrease in personnel costs excluding stock based compensation related to our previously announced cost reduction program initiated in the first quarter of 2022, offset by increased severances expenses of $1.6 million. We also incurred a $2.1 million increase in legal, audit and other professional expenses related to the acquisition of Novosteo offset by a decrease of $0.6 million in marketing and investor relations expense and a $0.7 million decrease in consulting, corporate insurance expenses and other administrative expense due to our cost reductions efforts announced in the first quarter of 2022.

As a result of the previously mentioned cost reduction program, we anticipate our general and administrative expenses will decrease in 2023 compared to 2022 as we adjust our expenses to support our current in-licensing strategy.

Goodwill impairment charge

As of September 30, 2022, we conducted an impairment analysis of our goodwill that resulted from the purchase of Novosteo, Inc. in May 2022. That assessment included a qualitative assessment of deteriorating macro-economic conditions, including inflationary pressures, rising interest rates, and the continuing decline in our market capitalization from the date of acquisition. This qualitative assessment indicated that our goodwill was potentially impaired. To determine the extent, if any, by which our goodwill was impaired, we conducted additional quantitative analyses which resulted in our fair value being significantly below our current carrying value. As a result of the analyses, we recorded a non-cash goodwill impairment charge of $0.8 million for the year ended December 31, 2022.

Interest Income

For the year ended December 31, 2022, interest income increased $0.4 million or 72.3% due to increased yields on our investment portfolio which were partially offset by decreased average balances.

Other Expense

Other expense increased by $0.8 million for the year ended December 31, 2022, primarily due to unrealized losses resulting from changes in foreign exchange rates of $0.6 million, as well as a $0.2 million increase related to the San Diego lease impairment loss and loss on disposal of fixed assets.

Income tax

We recorded an $0.3 million income tax benefit for the year ended December 31, 2022 as a result of the acquisition of Novosteo, Inc. in May 2022.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $288.3 million. To date we have funded our operations primarily from the sales of our equity securities. As of December 31, 2022, we had cash, cash equivalents and investments of $93.8 million. Based on our current business plans, we believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, corporate bond securities, U.S government securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies, whereby we may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the year ended December 31, 2022, we sold 51,769 shares of common stock, resulting in net proceeds of approximately $0.6 million, after commissions and other offering costs.

Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to NOV004 and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

In January 2023 we successfully out-licensed our legacy protease inhibitors to Lighthouse Pharmaceuticals, Inc. and announced our intention to out-license our current preclinical drug candidate NOV004. We also intend to concentrate our efforts on in-licensing clinical-stage assets targeting debilitating and rare diseases. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our future product candidates or whether, or when, we may achieve profitability.

In the near term, our primary uses of cash will be to fund our operations, including business development activities, and administrative personnel related expenses. Our uses of cash beyond the next 12 months will depend on many factors, including the general economic environment in which we operate and our ability to progress on our out-licensing and in-licensing timelines, which are uncertain.

We may continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are able to in-license or acquire at least one clinical stage asset, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•
the progress, costs, trial design, results of and timing of any potential future trials;
•
the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•
the number and characteristics of drug candidates that we pursue;

•
our need to expand our research and development activities in connection with any assets that we may in-license;
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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other rights to our drug candidates in certain territories or indications that we would prefer to develop and commercialize ourselves.

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through at least 2026, but does not include any costs or cash expenditures associated with in-licensing activities.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(44,038)	$(62,932)
Investing activities	18,002	58,952
Financing activities	707	6,808
Effect of exchange rate changes on cash	184	55
Net (decrease) increase in cash and cash equivalents	$(25,145)	$2,883

Operating Activities

Net cash used in operating activities was $44.0 million for the year ended December 31, 2022. Cash used in operating activities in the year ended December 31, 2022 was primarily due to our net loss for the period of $51.7 million, which included non-cash expenses of $17.5 million, including $16.6 million in stock-based compensation, and a net decrease in accounts payable and accrued expenses and other current liabilities of $12.6 million and decreases in our current assets of $2.8 million.

Net cash used in operating activities was $62.9 million for the year ended December 31, 2021. Cash used in operating activities in the year ended December 31, 2021 was primarily due to our net loss for the period of $89.9 million, which included non-cash expenses of $31.3 million, including $29.9 million in stock-based compensation, and a net decrease in accounts payable and accrued expenses and other current liabilities of $3.3 million and increases in our current assets of $1.0 million.

Investing Activities

Cash provided in investing activities was $18.0 million in the year ended December 31, 2022, primarily related to the purchase of investments of $75.0 million, maturities of investments of $82.5 million, cash acquired from the Novosteo, Inc. acquisition of $10.6 million, and the purchase of equipment of $0.1 million.

Cash used in investing activities was $59.0 million in the year ended December 31, 2021, primarily related to the purchase of investments of $38.8 million, maturities of investments of $98.0 million and the purchase of equipment of $0.2 million.

Financing Activities

Cash provided by financing activities was $0.7 million in the year ended December 31, 2022, which consisted of proceeds from the issuance of common stock in connection with an open market sales agreement, net of issuance costs as well as proceeds from the exercise of options.

Cash provided by financing activities was $6.8 million in the year ended December 31, 2021, which consisted of net proceeds from the exercise of stock options during the period.

Contractual Obligations and Commitments

Material contractual obligations arising in the normal course of business primarily consist of operating and finance leases, drug manufacturing, preclinical and clinical contract obligations. See Note 6 to the Consolidated Financial Statements for amounts outstanding for operating and finance leases on December 31, 2022.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $0.9 million in our consolidated balance sheet for expenditures incurred by these vendors as of December 31, 2022. We have approximately $5.5 million in cancellable future operating expense commitments based on existing contracts as of December 31, 2022. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. In connection with the cost reduction plan, we estimate that we will incur expenses of approximately $0.6 million to $0.8 million, substantially all of which will be cash expenditures and other costs relating to the Plan through August 2023. We currently do not have any long-term contractual commitments.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022 and December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data.

Quince Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Quince Therapeutics, Inc.

South San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quince Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Assets Related to In-process Research and Development (IPR&D)

As disclosed in Note 14 and Note 15 to the consolidated financial statements, the Company completed its acquisition of Novosteo, Inc. in May 2022 for a purchase price of $16.5 million. As a result of acquisition, the Company acquired $5.9 million of IPR&D valued using discounted probable future cash flows. Significant assumptions used in determining the fair value of the IPR&D include revenue growth rates, risk adjusted discount rates and clinical trial success rate assumptions.

We identified the valuation of intangible assets related to IPR&D at the acquisition date as a critical audit matter. The principal considerations for our determination are the judgments and subjectivity required in assessing the fair value of the acquired IPR&D and certain significant assumptions, including revenue growth rates, discount rates and clinical trial success rate. Auditing these elements involved subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of the Company's determination of the fair value of Novesteo, Inc. as of the acquisition date to determine the reasonableness of the underlying fair values of the identifiable assets and liabilities acquired including IPR&D.
•
Evaluating the reasonableness of certain significant assumptions by assessing whether these assumptions, including revenue growth rates are consistent with government agencies or medical publications.
•
Utilizing professionals with specialized skill and knowledge to assist in (i) reviewing the purchase price consideration; (ii) assessing the appropriateness of valuation models used; and (iii) evaluating the reasonableness of certain significant assumptions incorporated into the various valuation models, including discount rates and clinical trial success rate.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

San Jose, California

March 15, 2023

QUINCE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,579	$69,724
Short term investments	45,602	37,078
Prepaid expenses and other current assets	3,567	4,871
Total current assets	93,748	111,673
Property and equipment, net	393	263
Operating lease right-of-use assets, net	291	1,165
Long term investments	3,578	19,933
Intangible asset	5,900	—
Other assets	—	194
Total assets	$103,910	$133,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$570	$4,911
Accrued expenses and other current liabilities	2,499	9,311
Total current liabilities	3,069	14,222
Long-term operating lease liabilities	—	420
Deferred tax liabilities	248	—
Total liabilities	3,317	14,642

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,136,480 and 30,074,412 issued and outstanding as of December 31, 2022 and 2021, respectively	36	30
Additional paid in capital	389,105	355,234
Accumulated other comprehensive loss	(289)	(79)
Accumulated deficit	(288,259)	(236,599)
Total stockholders’ equity	100,593	118,586
Total liabilities and stockholders’ equity	$103,910	$133,228

See accompanying notes to the consolidated financial statements

QUINCE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except for share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$25,178	$60,795
General and administrative	26,012	29,523
Goodwill impairment charge	825	—
Total operating expenses	52,015	90,318
Loss from operations	(52,015)	(90,318)
Interest income	1,068	620
Other expense, net	(997)	(247)
Net loss before income tax benefit	(51,944)	—
Income tax benefit	284	—
Net loss	(51,660)	(89,945)
Other comprehensive income (loss):
Foreign currency translation adjustments	248	20
Unrealized gain (loss) on available for sales securities	(458)	(412)
Total comprehensive loss	$(51,870)	$(90,337)
Net loss per share - basic and diluted	$(1.54)	$(3.03)
Weighted average shares of common stock outstanding - basic and diluted	33,496,534	29,718,506

See accompanying notes to the consolidated financial statements

QUINCE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands except share amounts)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2021	29,543,222	$29	$318,574	$313	$(146,654)	$172,262
Exercise of stock options	531,190	1	6,807	—	—	6,808
Stock based compensation	—	—	29,853	—	—	29,853
Foreign currency translation adjustment	—	—	—	20	—	20
Unrealized gain (loss) on available for sale investments	—	—	—	(412)	—	(412)
Net loss	—	—	—	—	(89,945)	(89,945)
Balance December 31, 2021	30,074,412	$30	$355,234	$(79)	$(236,599)	$118,586
Issuance of common stock in connection with open market sales agreement, net of issuance costs of $19	51,769	—	608	—	—	608
Issuance of common stock on exercise of stock options and vesting of restricted stock units	490,299	—	148	—	—	148
Stock based compensation	—	—	16,618	—	—	16,618
Share issuance in connection with acquisition of Novosteo, Inc.	5,520,000	6	16,497	—	—	16,503
Foreign currency translation adjustment	—	—	—	248	—	248
Unrealized gain (loss) on available for sale investments	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(51,660)	(51,660)
Balance December 31, 2022	36,136,480	$36	$389,105	$(289)	$(288,259)	$100,593

See accompanying notes to the consolidated financial statements

QUINCE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net Loss	$(51,660)	$(89,945)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash rent expense	(29)	199
Stock based compensation	16,618	29,853
Depreciation and amortization	204	344
Impairment loss on operating lease	136	—
Loss on disposal of fixed assets	94	—
Non-cash goodwill impairment charge	825	—
Amortization of premium (discount) on available for sale investments	(113)	878
Change in deferred tax liabilities due to acquisition of Novosteo, Inc.	(284)	—
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	2,580	(829)
Other assets	194	(155)
Accounts payable	(5,943)	1,356
Accrued expenses and other current liabilities	(6,660)	(4,633)
Net cash used in operating activities	(44,038)	(62,932)
Cash flow from investing activities:
Purchase of investments	(75,021)	(38,789)
Proceeds from maturities of investments	82,493	97,921
Cash acquired from Novosteo, Inc.	10,593	—
Proceeds from disposal of assets	70	—
Purchase of property and equipment	(133)	(180)
Net cash provided by (used in) investing activities	18,002	58,952
Cash flows from financing activities:
Payments of finance leases	(49)	—
Proceeds from issuance of common stock upon exercise of stock options	148	6,808
Proceeds from issuance of common stock in connection with open market sales agreement, net of issuance costs	608	—
Proceeds from private placement offering, net of issuance costs	—	—
Net cash provided by financing activities	707	6,808
Effect of exchange rate changes on cash	184	55
Net (decrease) increase in cash and cash equivalents	(25,145)	2,883
Cash and cash equivalents at beginning of period	69,724	66,841
Cash and cash equivalents at end of period	$44,579	$69,724

Supplemental disclosures of non-cash information:
Net assets acquired of Novosteo, Inc. in exchange for common stock	$16,503	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$411	$1,254
Right-of-use asset and operating lease liability reduction as a result of lease modification	$(640)	$—

See accompanying notes to the consolidated financial statements

QUINCE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Description of Business

Effective August 1, 2022, Cortexyme Inc. changed its name to Quince Therapeutics, Inc (the "Company"). The Company was incorporated in the State of Delaware in June 2012 and is headquartered in South San Francisco, California. In April 2021, the Company established a wholly owned subsidiary in Australia, Cortexyme Australia, Pty Ltd. The Company is a preclinical stage biopharmaceutical company focused on advancing innovative precision therapeutics for debilitating and rare diseases. From the inception, the Company has been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. The predecessor company, Cortexyme, Inc. (“Cortexyme”) was initially founded on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. The acquisition of Novosteo, Inc. in 2022, and the addition of new executive management has allowed the Company to strategically shift focus and prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. At that time the Company changed our corporate name to Quince Therapeutics, Inc.

On January 30, 2023, the Company provided an update on its development pipeline and business outlook for 2023. The Company intends to prioritize capital resources toward the expansion of our development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. The Company plans to out-license our bone-targeting drug platform and precision bone growth molecule NOV004 designed for accelerated fracture repair in patients with bone fractures and osteogenesis imperfecta.

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of December 31, 2022, the Company had an accumulated deficit of $288.3 million. Since inception through December 31, 2022, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the IPO and from the net proceeds from the PIPE Financing. As of December 31, 2022, the Company had cash, cash equivalents, and short-term investments of $90.2 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying consolidated financial statements. The Company also has long-term investments of $3.6 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Quince Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying consolidated financial statements and the notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the instructions of the SEC on Form 10-K through the rules and interpretive releases of the SEC under federal securities law.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of stock-based awards and other issuances, determination of the fair value of identifiable assets and liabilities in connection with the acquisition of Novosteo, Inc., including associated intangible assets and goodwill, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, eligibility of expenses for the Australia research and development refundable tax credits, impairment of intangible assets or goodwill; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

Foreign Currency Translation and Transactions

The functional currency of the Company’s wholly-owned subsidiary is the Australian Dollar. Its financial results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses. The resulting translation differences are presented as a separate component of accumulated other comprehensive loss, as a separate component of equity.

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

Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.

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

Intangible Assets

Intangible assets with a definite useful life are amortized on a straight-line basis over the estimated useful life of the related assets. Intangible assets with an indefinite useful life are not amortized. Intangible assets acquired in a business combination or an acquisition that are used in research and development activities (regardless of whether they have an alternative future use) shall be considered indefinite lived until the completion or abandonment of the associated research and development efforts. Intangible assets acquired in a business combination are initially recorded at fair value. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment. Once the research and development efforts are completed or abandoned, the entity shall determine the useful life of the assets. An intangible asset shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount, If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the intangible asset. Qualitative factors to be considered include but are not limited to:

•
Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on future expected earnings and cash flows;
•
Legal/regulatory factors or progress and results of clinical trials;
•
Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset;
•
Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment;
•
Macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset;

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents include marketable securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as short-term investments. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term investments. Collectively, cash equivalents, short-term investments and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive loss in the consolidated statements of operations and included as a separate component of consolidated statements of stockholders’ equity (deficit). Realized gains and losses are included in interest income in the consolidated statements of operations and comprehensive loss.

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

Concentration of Credit Risk

Cash equivalents, short-term and long-term investments are financial instruments that potentially subject the Company to concentrations of credit risk. The Company invests in money market funds, repurchase agreements, treasury bills and notes, government bonds, and corporate notes. The Company limits its credit risk associated with cash equivalents, short-term and long-term investments by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments.

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

The Company recognized impairment charges of $0.2 million related to the San Diego lease impairment loss and loss on disposal of fixed assets for the year ended December 31, 2022. The Company did not recognize an impairment charge for the year ended 2021.

Leases

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for the Company’s research and product development employees. Also included are non-personnel costs such as professional fees payable to third parties for preclinical and clinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs. The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with contract research organizations (“CROs”) that conduct and manage preclinical and clinical studies and research services on its behalf. Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to contracts with many research institutions, clinical research organizations and other service providers that conduct and manage clinical studies on the Company's behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts are mainly driven by time and materials incurred by these service providers. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered. Expenses related to clinical studies are generally recorded based on the timing of when services that have been performed on the Company’s behalf by the service providers, clinical trial budgets and in accordance with the contracts and related amendments. The determination of timing involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify the timing of when services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The Company periodically confirms the accuracy of estimates with the service providers and makes adjustments if necessary. Examples of estimated clinical expenses include:

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company had an unrealized loss from its available-for sale securities and cumulative translation adjustment during the years ended December 31, 2022 and December 31, 2021, which are considered other comprehensive loss.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation and common stock options are considered to be potentially dilutive securities. Because the Company reported a net loss for the years ended December 31, 2022 and 2021, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for both periods.

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Financial Instruments—Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which established that a one-time determination of the effective date for ASU 2016-13 would be based on the Company’s SEC reporting status as of November 15, 2019. The Company was a “smaller reporting company” as defined by Item 10 of Regulation S-K, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe this will have a material impact on its financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Note 3. Fair Value Measurements

The fair value of the Company's financial instruments reflects the amounts that the company estimates would receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Company discloses and recognizes the fair value of the assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

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

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2022 and 2021.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2022 and 2021 are presented in the following tables (in thousands):

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$10,988	$10,988	$—	$—
Certificates of Deposit	6,102	—	6,102	—
Repurchase Agreements	9,000	—	9,000	—
Corporate notes	12,411	—	12,411	—
Government and agency notes	50,766	—	50,766	—
Municipal notes	506	—	506	—
Total	$89,773	$10,988	$78,785	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$15,954	$15,954	$—	$—
Certificates of Deposit	11,503	—	11,503	—
Repurchase Agreements	13,500	—	13,500	—
Corporate notes	38,397	—	38,397	—
Government and agency notes	5,178	—	5,178	—
Municipal notes	1,933	—	1,933	—
Total	$86,465	$15,954	$70,511	$—

The Company classifies corporate notes, certificates of deposit, repurchase agreements, municipal notes, and government and agency notes as Level 2 investments as the Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades of or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.

Note 4: Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents:
Cash	$3,986	$40,270
Money market funds	10,988	15,954
Repurchase agreements	9,000	13,500
Government and agency notes	20,605	—
Total cash and cash equivalents	$44,579	$69,724

Short-term investments:
Certificates of deposit	$5,390	$6,928
Municipal notes	506	1,283
Corporate notes	12,411	25,675
Government and agency notes	27,295	3,192
Total short-term investments	$45,602	$37,078

Long-term investments
Corporate notes	$—	$12,722
Certificates of deposit	712	4,575
Municipal notes	—	650
Government and agency notes	2,866	1,986
Total long-term investments	$3,578	$19,933

The investments are classified as available-for-sale securities. As of December 31, 2022, the weighted average remaining contractual maturities of available-for-sale securities was approximately 5 months. At December 31, 2022 and 2021, the unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other comprehensive income (loss). There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the years ended December 31, 2022 and 2021 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of December 31, 2022. Management evaluates securities for other-than-temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities are generally evaluated for OTTI under FASB Accounting Standards Codification (ASC) Topic 320, Accounting for Certain Investments in Debt and Equity Securities. OTTI under the ASC Topic 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. No other-than-temporary impairments on these securities were recognized for the years ended as of December 31, 2022 and 2021.

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$10,988	$—	$—	$10,988
Certificates of Deposit	6,237	1	(136)	6,102
Repurchase Agreements	9,000	—	—	9,000
Corporate notes	12,575	—	(164)	12,411
Government and agency notes	51,020	4	(258)	50,766
Municipal notes	510	—	(4)	506
Total cash equivalents and investments	$90,330	$5	$(562)	$89,773

Classified as:
Cash equivalents (original maturities within 90 days)				$40,593
Short-term investments (maturities within one year)				45,602
Long-term investments (maturities beyond 1 year)				3,578
Total cash equivalents and investments				$89,773

	Fair Value Measurements at December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,954	$—	$—	$15,954
Certificates of Deposit	11,511	12	(20)	11,503
Repurchase Agreements	13,500	—	—	13,500
Corporate notes	38,470	6	(79)	38,397
Government and agency notes	5,195	—	(17)	5,178
Municipal notes	1,934	—	(1)	1,933
Total cash equivalents and investments	$86,564	$18	$(117)	$86,465

Classified as:
Cash equivalents (original maturities within 90 days)				$29,454
Short-term investments (maturities within one year)				37,078
Long-term investments (maturities beyond 1 year)				19,933
Total cash equivalents and investments				$86,465

Note 5: Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$223	$333
Prepaid insurance	977	1,144
Prepaid research and development expenses	1,088	1,899
Australia research and development refundable tax credit	1,003	1,128
Other current assets	276	367
Total prepaid expenses and other current assets	$3,567	$4,871

Cortexyme Australia, Pty, Ltd, is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $0.6 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

Novosteo Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive as well. The Company is eligible to receive a refundable tax credit of $0.5 million and $0 million for the years ended December 31, 2022 and 2021, respectively.

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computer equipment	$18	$53
Lab equipment	415	528
Finance lease right of use assets	124	557
Leasehold improvement	21	58
Office furniture	—	26
Less: accumulated amortization and depreciation	(185)	(959)
Property and equipment, net	$393	$263

Depreciation expense for property and equipment was $204,000 and $344,000 for the years ended December 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Personnel expenses	$1,130	$820
Professional fees	234	462
Research and development expenses	497	7,108
Current portion of operating lease liabilities	377	741
Current portion of finance lease liability	76	—
Other	185	180
Total accrued expenses and other current liabilities	$2,499	$9,311

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

For the year ended December 31,
2022
Beginning accrued severance	$—
Incurred during the period	3,942
Severance paid during the period	(3,942)
Ending accrued severance	$—

Note 6. Leases

Real Estate Operating Leases

In June 2018, the Company entered into a three-year lease agreement with no renewal options with an investor in the Series B redeemable convertible preferred stock. The lease began on July 16, 2018 and provides office and laboratory space in South San Francisco, California. The Company issued 114,437 shares of its Series B redeemable convertible preferred stock with a fair value of $1.1 million in exchange for the leased facility. No other payments were due under the lease. The common area maintenance and other operating costs are included in the base rent. 100% of the issued shares were initially subject to a repurchase option. Pursuant to the terms of the lease, each month beginning on the one-month anniversary of the commencement date of the lease, 1/36th of the total shares are released from the repurchase option until all shares are released over the lease period of three years. The scheduled release of shares ceased immediately upon the IPO which was a terminating event.

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

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California. The lease agreement is for three years, which commenced August 1, 2020. Total payments under the lease will be $337,000. In June 2022; the Company determined the San Diego facility was no longer required and intends to sublease the facility, if possible. As a result of this decision, the Company recorded an impairment loss of approximately $136,000 and $0 for the year ended December 31, 2022 and 2021, respectively, as it was determined that a sublease was improbable. The Company paid a security deposit of $29,000 which is included in Prepaid Expenses and Other Current Assets on the December 31, 2022 consolidated balance sheets and was included in Other Assets on the December 31, 2021 consolidated balance sheet.

In June 2022, the Company entered into a Sublease Agreement to rent office space in South San Francisco, California. The Sublease agreement commenced on June 18, 2022 and ends on November 30, 2023. The total payments under the term of the lease are expected to be approximately $271,000. The Company paid a security deposit of $17,000 which is included in Prepaid Expenses and Other Current Assets on the December 31, 2022 consolidated balance sheet and was not included on the December 31, 2021 consolidated balance sheet. At the commencement of the lease, the Company recorded an operating lease right of use asset and liability of $256,000.

In October 2022, the Company entered into a lease agreement to rent space in West Lafayette, Indiana. The lease agreement amended the original lease to transfer liability to the Company due to the Acquisition. The lease agreement is for 15 months, which commenced on October 1, 2022 and ends on December 31, 2023. The total payments under the term of the lease are expected to be approximately $151,000. At the commencement of the lease, the Company recorded an operating lease right of use asset and liability of $145,000.

In December 2022, the Company entered into an amendment to the lease agreement of the rental space in West Lafayette to rent additional space in the same facility under the same terms as its existing facility lease except the terms of payment. Under the terms of the amendment, the Company will pay rent monthly for the additional space. The Company recorded an operating lease right of use asset and liability of $10,000.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of December 31, 2022, total future rent expense from all real estate operating leases of $318,000 will be recognized over the remaining term of 12 months on a straight-line basis over the respective lease period.

Clinical Equipment Financing Lease

As part of the Acquisition the Company acquired a financing lease for lab equipment. The Company recognizes the depreciation expense in research and development expenses in the consolidated statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the remaining contract term of 18 months. Amortization expense of the financing lease right of use asset for the year ended December 31, 2022 was $50,000.

In 2021, the Company used certain vendor supplied equipment in connection with its clinical trial. The Company analyzed the vendor agreements and determined that they contained embedded finance leases. The Company recognized the depreciation expense in research and development expenses in the statements of operations and comprehensive loss and recognized expense on a straight-line basis starting when the equipment is placed into service until the end of the contract term ranging from 20 to 34 months. Amortization expense of the financing lease right of use asset for the year ended December 31, 2021 was $220,000.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	December 31, 2022	December 31, 2021
Operating lease right of use asset, net	$291	$1,165
Short-term operating lease liability	377	741
Long-term operating lease liability	—	420
	$377	$1,161

Finance lease right of use asset	124	557
Finance lease accumulated amortization	(50)	(557)
Total finance lease right of use asset, net	$74	$—

Weighted average remaining lease term
Operating leases	0.9 years	1.6 years
Finance leases	1.0 year	— years

Weighted average discount rate
Operating leases	5.71%	1.87%
Finance leases	4.45%	—%

Year ended December 31,	Operating Lease
2023	388
2024	—
Total lease payments	388
Less: imputed interest	(11)
Total remaining lease liability	377

Lease costs for the years ended December 31, 2022 and 2021 were approximately:

	Years ended December 31,
	2022	2021
Lease costs:
Finance lease amortization of right of use assets	$50	$220
Operating lease costs	572	729
Short-term lease costs	75	66
Total lease costs	$697	$1,015

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022 and 2021.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

Note 8. Equity Incentive Plans

The Company operates three stock plans as of December 31, 2022.

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

The Quince 2019 Plan may be amended, suspended or terminated by the Company’s Board of Directors at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the Quince 2019 Plan as required by applicable law or listing requirements. Unless sooner terminated by the Company’s Board of Directors, the 2019 Plan will automatically terminate on April 23, 2029.

Stock Options

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2020	4,790,327	$25.47	8.69	$49,723
Options granted	1,436,116	35.20	—	—
Options exercised	(531,190)	12.82	—	—
Options cancelled / forfeited	(123,960)	47.09	—	—
Balance at December 31, 2021	5,571,293	$28.70	8.26	$15,687
Options granted	2,051,058	8.13	—	—
Options exercised	(102,152)	1.45	—	—
Options cancelled / forfeited	(4,200,488)	29.30	—	—
Balance at December 31, 2022	3,319,711	$16.07	4.77	$65
Options vested and expected to vest to December 31, 2022	3,319,711	16.07	4.77	65
Options exercisable at December 31, 2022	2,209,330	$20.13	2.52	$65

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock as of their respective balance sheet dates and the exercise price of outstanding options. The total intrinsic value of the Quince 2019 Plan options exercised was $1,393,000 and $22,512,000 for the years ended December 31, 2022 and 2021, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $6.05 and $25.66 per share, respectively. The total estimated grant date fair value of options vested during each of the years ended December 31, 2022 and 2021 was $31.8 million.

In 2022 and 2021 , the Company recognized $11,361,000 and $26,140,000, respectively, of stock-based compensation expense related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statement of operations for stock-based compensation arrangements. As of December 31, 2022, total unamortized employee stock-based compensation was $6.2 million, which is expected to be recognized over the remaining estimated vesting period of 2.27 years.

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

The following table summarizes activity under the Company’s PSOs from the 2019 Plan and related information:

	Shares Subject to Outstanding PSOs	Weighted Average Exercise Price	Weighted average remaining contractual life (years)
Balance at December 31, 2021	675,000	$29.60	8.94
Surrendered	(675,000)	$29.60
Vested	—	—	—
Balance at December 31, 2022	—	—	—

The Company recognized stock-based compensation expense of $2,044,000 and $3,713,000 in 2022 and 2021, respectively relating to these PSOs. The weighted-average grant date fair value of the PSOs granted during 2020 was $14.90 per share. As of December 31, 2022, there was no remaining unamortized stock-based compensation related to PSOs.

Restricted Stock Units (“RSUs”)

The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	—	—
RSUs granted	1,013,500	$4.30
RSUs vested	(388,147)	$4.30
RSUs cancelled	(594,477)	$4.30
Unvested - December 31, 2022	30,876	$4.30

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. The total grant date fair value of the RSUs vested during the years ended December 31, 2022 and 2021 was $1.7 million and $0 million, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the year ended December 31, 2022 was $1.1 million.

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $1,337,000 and $0, respectively, related to these RSUs. As of December 31, 2022, the total unamortized stock-based compensation related to RSUs was $0.1 million, which is expected to be recognized over the remaining estimated vesting period of 1.17 years.

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

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2021	—	—	—	—
Options assumed	507,648	$0.55	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(4,543)	0.55	—	—
Balance at December 31, 2022	503,105	$0.55	9.23	$44
Options vested and expected to vest as of December 31, 2022	503,105	0.55	9.23	44
Options exercisable as of December 31, 2022	—	—	—	—

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $245,000 and $0, respectively, related to options granted to employees and non-employees for the 2019 Novosteo plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of December 31, 2022, total unamortized employee stock-based compensation was $1.0 million, which is expected to be recognized over the remaining estimated vesting period of 3.23 years.

The total aggregate intrinsic value of the Novosteo 2019 Plan options exercised was $0 for the years ended December 31, 2022 and 2021. The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $2.51 and $0 per share, respectively. The total estimated grant date fair value of options vested during the years ended December 31, 2022 and 2021 was $0.3 million and $0 million, respectively.

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

Restricted Stock Awards (“RSAs”)

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	—	—
RSAs assumed	519,216	$3.30
RSAs vested	(91,815)	$—
RSAs cancelled	-	$—
Unvested - December 31, 2022	427,401	$3.30

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $338,000 and $0, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of December 31, 2022, total unamortized employee stock-based compensation was $1.4 million, which is expected to be recognized over the remaining estimated vesting period of 2.74 years.

2022 Inducement Plan

On May 9, 2022, the Company's board of directors approved 4,000,000 shares of the Registrant’s common stock that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan. The 2022 Inducement Plan was adopted by the independent members of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with rule awards under those plans may only be made to an employee who has not previously been an employee or member of the Board or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.

As of December 31, 2022, the Company had 257,745 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2021	—	—	—	—
Options granted	3,744,255	$2.98	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(2,000)	2.98	—	—
Balance at December 31, 2022	3,742,255	$2.98	9.39	$—
Options vested and expected to vest as of December 31, 2022	3,742,255	2.98	9.39	—
Options exercisable as of December 31, 2022	—	—	—	—

For the year ended December 31, 2022, the Company recognized stock-based compensation expense of $1,293,000, related to options granted to employees and non-employees for the 2022 Inducement plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of December 31, 2022, total unamortized employee stock-based compensation was $7.2 million, which is expected to be recognized over the remaining estimated vesting period of 3.39 years.

The total aggregate intrinsic value of the 2022 Inducement Plan options exercised was $0 for the year ended December 31, 2022. The weighted-average grant date fair value of options granted during the years ended December 31, 2022 was $2.26 per share. The total estimated grant date fair value of options vested during the year ended December 31, 2022 was $0 million. No options have vested or were exercised during 2022.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the years ended December 31, 2022 and 2021 and the allocation within the statements of operations and comprehensive loss (in thousands):

	2022	2021
General and administrative expense	$10,225	$14,792
Research and development expense	6,393	15,061
Total stock-based compensation	$16,618	$29,853

The Company estimates the fair value of its service-based stock option awards utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award. Forfeitures are recognized as they occur. The following weighted average assumptions were used to calculate the fair value of stock-based compensation for the years ended December 31, 2022 and 2021:

	2022	2021
Expected volatility	89.98%	87.56%
Expected dividend yield	—%	—%
Expected term (in years)	6.23	6.23
Risk-free interest rate	2.67%	1.15%

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

The Company estimated the grant date fair value of its market-based performance stock option awards granted during the year ended December 31, 2021 using a Monte Carlo Simulation method by applying the following assumptions:

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

Note 9. Common Stock

Equity Transactions

On December 23, 2021, the Company entered into an Open Market Sales Agreement, with Jefferies LLC ("Jefferies"), whereby the Company may sell up to $150.0 million in aggregate proceeds of common stock from time to time, through Jefferies as our sales agent. During the years ended December 31, 2022 and 2021, the Company sold 51,769 and zero shares of common stock, respectively, under this agreement and received net proceeds of $0.6 and $0 million, respectively.

Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2022	2021
Options issued and outstanding under the Quince 2019 Stock Plan	3,319,711	6,246,293
Shares available for issuance under Quince 2019 Stock Plan	3,747,309	138,926
Shares available for issuance under the Employee Stock Purchase Plan	1,133,165	832,421
Options issued and outstanding under the Novosteo 2019 Plan	503,105	—
Shares available for issuance under Novosteo 2019 Plan	41,880	—
Options issued and outstanding under the 2022 Inducement Plan	3,742,255	—
Shares available for issuance under 2022 Inducement Plan	257,745	—
Total	12,745,170	7,217,640

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of any preferred stock that may be outstanding at the time. The Company has never declared any dividends on common stock. As of December 31, 2022 and 2021, the Company had 36,136,480 and 30,074,412 shares of common stock issued and outstanding, respectively.

Note 10. Related Party Transactions

David Lamond, Chairperson of the Board of Quince Therapeutics, Inc. was a director and an equity holder in Novosteo, Inc. which Quince acquired on May 19, 2022. The shares of Novosteo, Inc. beneficially owned by Mr. Lamond were automatically cancelled and converted into the right to receive shares of Quince common stock in accordance with the terms of the Merger Agreement. The respective boards of directors of Quince and Novosteo have approved the Merger Agreement, and the Novosteo’s stockholders adopted the Merger Agreement upon recommendation of the Novosteo board of directors. Mr. Lamond was not part of either company's special committees that evaluated the Acquisition and recused himself from board meetings where the Acquisition was discussed.

Philip Low, Board member of Quince Therapeutics, Inc., is employed as a professor at Purdue University. The Company rents a lab facility and office space from Purdue Research Foundation, a private, nonprofit foundation of Purdue University. Purdue Research Foundation also owns 154,497 shares of Quince Therapeutics, Inc. and has provided the Company an exclusive worldwide license under certain bone fracture repair and oncology therapeutics related patents and technology developed by the Purdue University and owned by Purdue Research Foundation. In addition, the Company is required to pay Purdue Research Foundation annual license maintenance fees, development milestones (up to $4.25 million for each licensed product), royalties on the gross receipts of the licensed products (subject to annual minimums), and a share of certain payments that the Company may receive from sublicensees. In addition, the Company also pays rent to Purdue University as the Company has a research and development lab on the campus. For the years ended December 31, 2022 and 2021, the Company has incurred total expenses of $195,000 and $0, respectively, related to these agreements. This is recorded in research and development expenses included in the Consolidated Statements of Operations and Comprehensive Loss.

In 2022, several executives and board members of the Company stepped down from their respective roles. In connection with their departure, the Company modified certain of their option awards to accelerate the vesting and extend the exercise period. As a result of these modifications, the Company recognized $2,115,000 of incremental stock-based compensation expense during the year ending December 31, 2022. The Company also made cash severance payments of $1,297,750 which are recorded in general administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss and $1,020,000 which are recorded in research and development expenses included in the Consolidated Statements of Operations and Comprehensive Loss.

Note 11. Income taxes

The components of the Company's loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2022	2021
United States	$(48,191)	$(87,907)
International	(3,753)	(2,038)
Total	$(51,944)	$(89,945)

The Company recorded a benefit for income taxes of $0.3 million for the year ended December 31, 2022 and did not record a provision or benefit for income taxes for the year ended December 31, 2021.

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year ended December 31,
	2022	2021
Federal statutory income tax rate	21.00%	21.00%
State income taxes	0.89	0.96
Income tax credits	1.49	2.17
Stock based compensation	(0.82)	1.68
Non-deductible expenses and others	(3.38)	0.26
Change in valuation allowance	(18.63)	(26.07)
	0.55%	—%

As of December 31, 2022 and 2021, the components of the Company’s deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax asset:
Federal and State net operating loss carryforwards	$49,481	$44,933
Stock based compensation	9,667	6,853
Other accruals	515	396
Capitalized research and development expense	3,094	—
Tax credits	7,970	6,737
Gross deferred tax asset	70,727	58,919
Valuation allowance	(69,692)	(58,611)
Total deferred tax assets (liabilities)	1,035	308
Deferred tax liabilities:
Property and equipment	(11)	(5)
Capitalized leases	(32)	(303)
IP R&D	(1,239)	—
Gross deferred tax liabilities	(1,282)	(308)
Net deferred tax liabilities	$(247)	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and a deferred tax liability has been recorded as shown in the accompanying balance sheets. The valuation allowance increased by approximately $11.1 million and $23.6 million, respectively for the years ended December 31, 2022 and 2021.

At December 31, 2022, the Company has federal net operating loss carryforwards of approximately $225.4 million of which $209.5 million will not expire and $15.8 million begin expiring in 2034. The Company also has state net operating loss carryforwards of approximately $16.3 million which begin to expire in 2034. Additionally, the Company has federal tax credits of approximately $9.3 million which begin to expire in 2036 and state tax credits of approximately $3.0 million which do not expire.

At December 31, 2022, the Company has foreign net operating loss carryforwards of approximately $2.4 million, which have no expiration date.

Use of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before use.

Pursuant to the Internal Revenue Code, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has completed such an analysis pursuant to Sections 382 and 383 through December 31, 2021 and determined there was a change in control with an immaterial impact on the NOL available to offset future taxable income. The Company has reviewed the shareholder activity for the year ended December 31, 2022 and believe that no additional limitations have occurred.

Uncertain Tax Positions

The Company follows the provisions of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in the consolidated financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. It is the Company’s policy to include penalties and interest related to income tax matters in income tax expense

The Company is subject to taxation in the United States and Australia. Because of the net operating loss and research credit carryforwards, all of the Company’s tax years, from 2013 to 2022, remain open to U.S. federal, California, other state tax examinations. The Company's Australian subsidiaries remain open to examination from their inception to 2022. There were no interest or penalties accrued at December 31, 2022 and 2021. The Company does not expect that our uncertain tax positions will materially change in the next twelve months. The additional uncertain tax benefits would not impact our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2022	2021
Beginning balance	$3,249	$1,976
Additions for tax positions taken in a prior year	—	—
Additions for tax positions taken in a current year	439	1,273
Ending balance	$3,688	$3,249

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The Company reviewed the aspects of this law as it relates to income taxes and concluded that the CARES Act did not have a material impact to the Company’s 2022 or 2021 provision for income taxes.

On August 16, 2022 the President signed into law the Inflation Reduction Act of 2022. The primary tax provisions in the new law include an alternative minimum tax (AMT) on certain large corporations, a tax on stock buybacks and certain energy-related tax credits each of which become effective after December 31, 2022. The provisions of the Inflation Reduction Act did not have a material effect on the Company’s 2022 tax provision and related disclosures. The Company will continue to evaluate changes and revisions of the Inflation Reduction Act of 2022 and its impact on the Company’s financial position, results of operations and cash flows.

Note 12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands except for share and per share amounts):

	December 31,
	2022	2021
Numerator:
Net loss	$(51,660)	$(89,945)
Denominator:
Weighted average common shares outstanding	33,496,534	29,718,506
Net loss per share, basic and diluted	$(1.54)	$(3.03)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2022	2021
Stock options issued and outstanding	7,565,071	5,571,293
Restricted stock units	30,876	—
Restricted stock awards	427,401	—
Performance stock options	—	675,000
	8,023,348	6,246,293

Note 13. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for pre-tax and post-tax contributions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions, and may make profit sharing contributions, in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the plan for the years ended December 31, 2022 and 2021, respectively.

Note 14. Business Combination

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

The Company has included the financial results of Novosteo in the consolidated financial statements from the date of the Acquisition and recorded immaterial amounts of expenses and earnings since the period from May 19, 2022 through December 31, 2022. The transaction costs associated with the Acquisition were approximately $1.1 million and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for Novosteo was approximately $16,502,587, which consisted of 5,000,784 shares at $3.30 per share.

The Company accounted for the Acquisition as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805"). The Company applied the acquisition method, which requires the identifiable assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed as the final determination of the date of acquisition (in thousands):

May 19,
2022
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$10,593
Prepaid expenses and other current assets	1,040
ROU asset	124
Property and equipment	279
In-process Research and Development	5,900
Accounts payable and accrued liabilities	(1,726)
Deferred tax liabilities	(532)
Net assets acquired	$15,678
Goodwill	$825

The final determination of the fair value of assets and liabilities have been completed within the one-year measurement period as required by ASC 805. As part of the valuation analysis, the fair value of the intangible assets was estimated by discounting forecasted risk adjusted cash flows at a rate that approximated the cost of capital of a market participant. Management's forecast of future cash flows was based on the income approach. Significant estimates, all of which are considered Level 3 inputs, were used in the fair value methodology, including the Company's forecast regarding its future operations and likeliness of obtaining approval to sell its products, as well as other market conditions. The Company recorded no measurement period adjustments for the year ended December 31, 2022. All subsequent adjustments will be recorded to earnings.

The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. Goodwill amounts are not amortized but are rather tested for impairment at least annually, see Note 15 for this assessment. Goodwill is not deductible for tax purposes.

The Intangible asset balance above is attributable to in-process research and development with an indefinite useful life.

The unaudited pro forma revenue and net loss for the years ended December 31, 2022 and 2021 of the combined entity had the acquisition date been January 1, 2021 are as follows:

	For the year ended December 31,
	2022	2021
Revenue	$262	$225
Net loss	(52,592)	(96,075)

The 2022 supplemental pro forma earnings were adjusted to exclude $2.2 million of acquisition-related costs incurred in 2022, the 2021 pro forma earnings were adjusted to include these charges. The Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 include immaterial net revenue and net loss attributable to the Acquisition.

Note 15. Intangible Assets

The intangible asset acquired as a result of the Acquisition consists of in-process research and development ("IPRD") related to NOV004, the Company's bone targeting molecule designed to accelerate fracture repair. The value of the IPRD was determined using discounted probable future cash flows.

Significant assumptions used in determining the fair value of the IPR&D include revenue growth rates, risk adjusted discount rates, and clinical trial success rate.

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

As of December 31, 2022, management performed a quantitative impairment evaluation of IPR&D intangible asset. The quantitative evaluation included a discounted cash flow analysis to determine if the intangible asset had decreased in value. In order to determine the fair value of the intangible asset, the Company utilized an average of a discounted cash flow analysis and comparable public company analysis. The key assumptions associated with determining the estimated fair value include projected future revenue growth rates, after tax free cash flow, and the discount rate. The assumptions used in the discount rate calculation were based on a peer company metrics to determine the weighted average cost of capital. This quantitative analysis resulted in the intangible asset fair value being above its carrying value, resulting in no impairment.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of the Company’s indefinite-lived intangible assets requires assumptions and estimates regarding the Company's future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include projected future revenue growth rates, discount rates, relevant market multiples, royalty rates and other market factors. If current expectations of future growth rates, margins and cash flows are not met, or if market factors outside of the Company's control change significantly, then the reporting unit or indefinite-lived intangible assets might become impaired in the future, negatively impacting the Company's operating results and financial position.

The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

As of December 31,
2022
Unamortized intangible assets:
In-process research and development	$5,900

Goodwill

The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

The following table sets forth the change in the carrying amount of goodwill for the Company as of and for the year ended December 31, 2022:

Balance at December 31, 2021	$—
May 19, 2022	825
Impairment charge	(825)
Balance at December 31, 2022	—

As of September 30, 2022, management performed an impairment evaluation of goodwill after assessing qualitative factors that indicated a possible impairment of goodwill. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall company performance and events directly affecting the Company. It was noted during our assessment that the Company's market capitalization was significantly below its carrying value and a further quantitative analysis was conducted to determine to the extent, if any, the Company's carrying value exceeded its fair value as of September 30, 2022. The quantitative analysis used fair value based on market capitalization adjusted for control premium based on market comparable transactions. This quantitative analysis resulted in the Company's fair value being significantly below its carrying value, resulting in a non-cash goodwill impairment charge of $0.8 million being recorded during the year ended December 31, 2022.

Note 16. Subsequent Events

On January 30, 2023, the Company announced the approved the cost reduction program to align operations with the

Company's decision to cease internal development efforts on NOV004 and explore partnership and out-licensing opportunities. Under the cost reduction program, the Company will reduce headcount by approximately 47% through a reduction in its workforce. The reduction in force began in February 2023 and will be completed by April 2023.

In connection with the cost reduction program, the Company estimates that it will incur expenses of approximately $0.6 million to $0.8 million, substantially all of which will be cash expenditures and other costs relating to the Plan through August 2023. The Company may incur other charges, including contract termination costs, retirement of fixed assets and facility-related costs and will record these expenses in the appropriate period as they are determined. These estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction program.

On January 27, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Lighthouse Pharmaceuticals, Inc. (“Purchaser”) for the sale of its legacy small molecule protease inhibitor portfolio for all uses and indications throughout the world (the “Transaction”), including COR388, COR588, COR803 and COR852, related drug substance, drug product and other related materials, related regulatory materials, and related intellectual property rights and contracts. The Transaction was also consummated on January 27, 2023.

Upon the consummation of the Transaction, the Company received shares of common stock of Purchaser (“Common

Stock”) equal to seven and a half percent (7.5%) of the currently issued and outstanding Common Stock. The issuance is governed by a Stock Issuance Agreement entered into by the Company and Purchaser on January 27, 2023 (the “Stock Agreement”). The Stock Agreement contains certain anti-dilution rights of the Company and certain transfer restrictions on the Common Stock, including a right of first offer in favor of Purchaser and certain restrictions with respect to non U.S. persons.

Pursuant to the terms of the Purchase Agreement, the Company is eligible to receive milestone payments up to $150 million on a product by product basis for the achievement of certain regulatory approvals and global net sales thresholds. Additionally, the Company is eligible to receive certain sales-based royalty payments on a product by product basis, ranging from high single-digit to mid-teens of annual net sales related to the two existing clinical stage programs, and low single-digit royalties for the preclinical programs, and certain sublicense income on a product by product basis, either in addition to milestone payments and royalties prior to Phase 2 initiation for COR588 or COR388, or in lieu of milestones payments and royalties after initiation of Phase 2 for COR588 or COR388 or for the preclinical programs.

Each of the Company and Purchaser have made certain covenants in the Purchase Agreement with respect to the transfer of the assets, including requisite filings to be made with regulatory authorities, and the milestone, royalty and sublicense payments and have agreed to indemnify each other for any breaches of such party’s covenants, assumed liabilities (in the case of Purchaser) and retained liabilities (in the case of the Company), subject to certain customary survival periods and mitigation requirements. In addition, Purchaser granted to the Company an exclusive option until June 30, 2023 to obtain worldwide, royalty-free, fully-paid up, irrevocable and perpetual right and license under the transferred intellectual property related to COR388 to research, develop, manufacture, use, commercialize and otherwise exploit COR388 in any animal health indication.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. In connection with that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2022. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and has concluded that such internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are a smaller reporting company pursuant to the provisions of Rule 12b-2 of the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our 2023 Proxy Statement under the caption “Proposal One: Election of Directors,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of the members of our board of directors, officers and employees. Information regarding our Code of Business Conduct and Ethics required by this item will be contained in our 2023 Proxy Statement under the caption “Code of Business Conduct and Ethics” and is hereby incorporated by reference. The full text of our Code of Business Conduct and Ethics is posted on the Investor Relations section of our website, which is located at https://ir.quincetx.com/investor-relations, by clicking on “Governance Documents” in the “Governance” section of our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8 K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the location specified above.

Item 11. Executive Compensation

The information required by this item will be included in our 2023 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The information required in this item will be included in our 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in this item will be included in our 2023 Proxy Statement under the captions “Review, Approval or Ratification of Transactions with Related Parties” and “Independence of Directors,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is BDO USA, LLP, Chicago, Illinois, PCAOB Auditor ID 243.

The information required in this item will be included in our 2023 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Services,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 9, 2022 by and among Cortexyme,Inc., Novosteo Inc., Quince Merger Sub I, Inc., Quince Merger Sub II, LLC and Fortis Advisors LLC	8-K	001-38890	2.1	5/12/2022
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38890	3.1	5/13/2019
3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	001-38890	3.1	8/1/2022
3.3	Amended and Restated Bylaws	8-K	001-38890	3.2	8/1/2022
4.1	Specimen Stock Certificate	S-1	333-230853	4.1	4/29/2019
4.2	Amended and Restated Investors’ Rights Agreement, dated May 23, 2018 by an among the Registrant and certain of its stockholders	S-1	333-230853	4.2	4/12/2019
4.3	Description of Securities	10-K	001-36276	4.3	3/1/2021
10.1**	License Agreement dated June 3, 2020, by and between Purdue Research Foundation and Novosteo Inc.	10-Q	001-38890	10.18	8/9/2022
10.2**	Amendment No.1 to License Agreement dated March 21,2022, by and between Purdue Research Foundation and Novosteo Inc.	10-Q	001-38890	10.19	8/9/2022
10.3**	Second Amendment to License Agreement, dated as of July 22, 2022, by and between Purdue Research Foundation and Novosteo, Inc	10-Q	001-38890	10.1	11/09/2022
10.4+	Employment Offer Letter, by and between Cortexyme, Inc. and Brendan Hannah, dated May 9,2022	10-Q	001-38890	10.2	8/9/2022
10.5+	Employment Offer Letter, by and between Cortexyme, Inc. and Karen Smith, dated May 9,2022	10-Q	001-38890	10.3	8/9/2022
10.6+	Employment Offer Letter, by and between Cortexyme, Inc. and Dirk Thye, dated May 9,2022	10-Q	001-38890	10.4	8/9/2022
10.7+	Form of Indemnification Agreement between Cortexyme, Inc. and each of its officers and directors	S-1/A	333-230853	10.2	4/29/2019
10.8+	2014 Stock Plan, as amended as of November 28, 2018, and related forms of stock award agreements	S-1	333-230853	10.3	4/12/2019
10.9+	2019 Equity Incentive Plan and forms of stock award agreements thereunder	S-1/A	333-230853	10.4	4/29/2019
10.10+	2019 Employee Stock Purchase Plan	S-1/A	333-230853	10.5	4/29/2019
10.11+	Executive Incentive Bonus Plan	S-1	333-230853	10.6	4/12/2019
10.12+	Cortexyme, Inc. 2022 Inducement Plan	S-8	333-265109	99.1	5/20/2022
10.13+	Forms of Stock Option Award Agreement, Notice of Stock Option Grant and Exercise Notice under Cortexyme, Inc. 2022 Inducement Plan	S-8	333-265109	99.2	5/20/2022
10.14+	Forms of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Grant Cortexyme, Inc. 2022 Inducement Plan	S-8	333-265109	99.3	5/20/2022
10.15+	Novosteo Inc. 2019 Equity Incentive Plan	S-8	333-265109	99.4	5/20/2022

10.16+	Executive Change in Control and Severance Agreement by and between Cortexyme, Inc. and Brendan Hannah, dated May 19, 2022	10-Q	001-38890	10.10	8/9/2022
10.17+	Executive Change in Control and Severance Agreement by and between Cortexyme, Inc. and Karen Smith, dated May 19, 2022	10-Q	001-38890	10.11	8/9/2022
10.18+	Executive Change in Control and Severance Agreement by and between Cortexyme, Inc. and Dirk Thye, dated May 19, 2022	10-Q	001-38890	10.12	8/9/2022
10.19+	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Ted Monohon, dated as of September 21, 2021	10-Q	001-38890	10.1	10/29/2021
10.20+**	Severance Agreement, dated February 1, 2022, between Casey Lynch and the Registrant	10-K	001-38890	10.1	3/1/2022
10.21+	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Caryn McDowell, Dated as of May 18, 2021	10-Q	001-38890	10.2	8/6/2021
10.22+	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Christopher Lowe, Dated as of May 18, 2021	10-Q	001-38890	10.3	8/6/2021
10.23+	Change in Control and Severance Agreement, by and between Cortexyme Inc. and Leslie Holsinger, Dated as of May 18, 2021	10-Q	001-38890	10.4	8/6/2021
10.24	Sublease Agreement, by and between Cortexyme, Inc. and ICON Clinical Research LLC, dated as of May 5, 2022	10-Q	001-38890	10.14	8/9/2022
10.25	Consent to Sublease, by and between Cortexyme, Inc. and ICON Clinical Research LLC, dated as of June 8, 2022	10-Q	001-38890	10.15	8/9/2022
10.26	Sub-Sublease Agreement by and between Cortexyme, Inc. and Verily Life Sciences LLC, dated June 18, 2018.	10-Q	333-230853	10.1	4/12/2019
10.27	Amendment No. 1 to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated April 2, 2019.	10-Q	001-38890	10.1	8/9/2019
10.28	Second Amendment to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated May 26, 2020	10-Q	001-38890	10.1	8/14/2020
10.29	Third Amendment to Sub-Sublease by and between Cortexyme, Inc. and Verily Life Sciences LLC dated July 15,2021	10-Q	001-38890	10.7	8/6/2021
10.30	Outside Director Compensation Policy adopted April 9,2019; Amended and Restated: June 7, 2022	10-Q	001-38890	10.17	8/9/2022
10.31	Open Market Sales AgreementSM dated December 23, 2021, by and between Cortexyme, Inc. and Jefferies LLC	8-K	001-38890	10.1	12/23/2021
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

+ Management contract or compensatory plan or arrangement.

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

Quince Therapeutics, Inc.

Date: March 15, 2023	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Dirk Thye and Ted Monohon, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dirk Thye	Chief Executive Officer, and Director	March 15, 2023
Dirk Thye	(Principal Executive Officer)

/s/ Ted Monohon	Chief Accounting Officer and Vice President, Finance	March 15, 2023
Ted Monohon	(Principal Financial Officer and Principal Accounting Officer)

/s/ David A. Lamond	Director	March 15, 2023
David A. Lamond

/s/ Margaret McLoughlin	Director	March 15, 2023
Margaret McLoughlin, Ph.D.

/s/ Una Ryan	Director	March 15, 2023
Una Ryan, OBE Ph.D.

/s/ Christopher J. Senner	Director	March 15, 2023
Christopher J. Senner

/s/ Philip Low	Director	March 15, 2023
Philip Low

/s/ June Bray	Director	March 15, 2023
June Bray