Form 10-Q
period 2023-03-31
Quince Therapeutics, Inc.
filed 2023-05-15
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-38890

Quince Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-1024039
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Gateway Boulevard, Suite 1250. South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 910-5717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share Series A Junior Participating Preferred Purchase Rights	QNCX N/A	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

As of May 5, 2023, the registrant had 36,269,897 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Quince Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022 (1)
ASSETS
Current assets:
Cash and cash equivalents	$46,714	$44,579
Short term investments	43,489	45,602
Prepaid expenses and other current assets	2,288	3,567
Total current assets	92,491	93,748
Assets held for sale	105	—
Property and equipment, net	6	393
Operating lease right-of-use assets, net	171	291
Long term investments	475	3,578
Intangible asset	—	5,900
Equity investment in Lighthouse, Inc.	70	—
Total assets	$93,318	$103,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,651	$570
Accrued expenses and other current liabilities	1,464	2,499
Total current liabilities	3,115	3,069
Deferred tax liabilities	—	248
Total liabilities	3,115	3,317
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,278,433 and 36,136,480 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	36	36
Additional paid in capital	390,642	389,105
Accumulated other comprehensive income (loss)	38	(289)
Accumulated deficit	(300,513)	(288,259)
Total stockholders’ equity	90,203	100,593
Total liabilities and stockholders’ equity	$93,318	$103,910

(1)The balance sheet as of December 31, 2022 is derived from the audited financial statements as of that date.

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$3,230	$12,757
General and administrative	3,826	9,106
Intangible asset impairment charge	5,900	—
Total operating expenses	12,956	21,863
Loss from operations	(12,956)	(21,863)
Interest income	700	72
Other income (expense), net	(246)	150
Net loss before income tax benefit	(12,502)	(21,641)
Income tax benefit	248	—
Net loss	(12,254)	(21,641)
Other comprehensive income (loss):
Foreign currency translation adjustments	92	(114)
Unrealized gain (loss) on available for sales securities	235	(313)
Total comprehensive loss	$(11,927)	$(22,068)
Net loss per share - basic and diluted	$(0.34)	$(0.72)
Weighted average shares of common stock outstanding - basic and diluted	35,855,200	30,134,445

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended March 31, 2023 and 2022
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2023	36,136,480	$36	$389,105	$(289)	$(288,259)	$100,593
Issuance of common stock on exercise of stock options and vesting of restricted stock units	141,953	—	56	—	—	56
Stock based compensation	—	—	1,481	—	—	1,481
Foreign currency translation adjustment	—	—	—	92	—	92
Unrealized gain on available for sale investments	—	—	—	235	—	235
Net loss	—	—	—	—	(12,254)	(12,254)
Balance March 31, 2023	36,278,433	$36	$390,642	$38	$(300,513)	$90,203

Balance January 1, 2022	30,074,412	$30	$355,234	$(79)	$(236,599)	$118,586
Issuance of common stock in connection with open market sales agreement, net of issuance costs of $19	51,769	—	608	—	—	608
Exercise of stock options	23,389	—	14	—	—	14
Stock based compensation	—	—	9,240	—	—	9,240
Foreign currency translation adjustment	—	—	—	(114)	—	(114)
Unrealized loss on available for sale investments	—	—	—	(313)	—	(313)
Net loss	—	—	—	—	(21,641)	(21,641)
Balance March 31, 2022	30,149,570	$30	$365,096	$(506)	$(258,240)	$106,380

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net Loss	$(12,254)	$(21,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,481	9,240
Depreciation and amortization	17	38
Impairment loss on operating lease	66	—
Loss on disposal of fixed assets	73	—
Equity investment in Lighthouse, Inc.	(70)	—
Non-cash intangible impairment charge	5,900	—
Amortization of (discount) premium on available for sale investments	(139)	135
Change in deferred tax liabilities	(248)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,413	42
Right of use assets and lease liabilities	(45)	—
Other assets	—	165
Accounts payable	1,081	(1,180)
Accrued expenses and other current liabilities	(844)	(2,890)
Net cash used in operating activities	(3,569)	(16,091)
Cash flow from investing activities:
Purchase of investments	(7,691)	(8,957)
Proceeds from maturities of investments	13,277	22,375
Proceeds from disposal of fixed assets	90	—
Purchase of property and equipment	(136)	(5)
Net cash provided by investing activities	5,540	13,413
Cash flows from financing activities:
Payments of finance leases	(6)	—
Proceeds from issuance of common stock on exercise of stock options	56	14
Proceeds from issuance of common stock in connection with open market sales agreement, net of issuance costs	—	608
Net cash provided by financing activities	50	622
Effect of exchange rate changes on cash	114	(104)
Net increase (decrease) in cash and cash equivalents	2,135	(2,160)
Cash and cash equivalents at beginning of period	44,579	69,724
Cash and cash equivalents at end of period	$46,714	$67,564

Supplemental disclosures of non-cash information:
Right-of-use asset and financing lease liability reduction as a result of lease modification	$(70)	$—
Right-of-use asset and operating lease liability reduction as a result of lease modification	$—	$(640)

See accompanying notes.

Quince Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Effective August 1, 2022, Cortexyme Inc. changed its name to Quince Therapeutics, Inc (the "Company"). The Company was incorporated in the State of Delaware in June 2012 and is headquartered in South San Francisco, California. In April 2021, the Company established a wholly owned subsidiary in Australia, Cortexyme Australia, Pty Ltd. The Company is a preclinical stage biopharmaceutical company focused on acquiring, developing, and commercializing innovative therapeutics for patients suffering from debilitating and rare diseases.

From inception, the Company has been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. The Company, previously named Cortexyme, Inc. (“Cortexyme”) was initially founded on the seminal discovery of the presence of Porphyromonas gingivalis ("P. gingivalis"), and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients.

In May 2022, the Company completed the acquisition of Novosteo, Inc. ("Novosteo"), a Delaware corporation, a privately held biotech focused on targeted therapeutics to treat rare skeletal diseases, bone fractures and injury. The acquisition of Novosteo, Inc. in 2022, and the addition of new executive management has allowed us to strategically shift focus and prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. Following the Acquisition, the Company changed the corporate name to Quince Therapeutics, Inc. The Company is actively seeking compelling clinical-stage assets available for in-licensing and acquisition to expand our development pipeline.

On January 30, 2023, the Company provided an update on its development pipeline and business outlook for 2023. The Company intends to prioritize capital resources toward the expansion of its development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. The Company plans to out-license its bone-targeting drug platform and precision bone growth molecule NOV004 designed for accelerated fracture repair in patients with bone fractures and osteogenesis imperfecta.

Novosteo, Inc. Acquisition

On May 9, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Novosteo, Quince Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quince Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Company, Novosteo, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the securityholders’ representative. The transaction closed on May 19, 2022. Pursuant to the terms of the Merger Agreement, at the closing of the Acquisition (the "Acquisition"), each share of capital stock of Novosteo that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share, of the Company. The Company issued 5,520,000 shares and assumed 507,108 outstanding Novosteo options after conversion with the awards, retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Acquisition.

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

Sale of Legacy Portfolio

On January 27, 2023, the Company sold its legacy small molecule protease inhibitor portfolio, including COR588, COR388, COR852, and COR803, pursuant to an asset purchase agreement with Lighthouse Pharmaceuticals, Inc., (the "Purchaser") an entity co-founded by Casey Lynch, former chief executive officer of Quince’s predecessor company Cortexyme, Inc.

Upon the consummation of the transaction, the Company received shares of common stock of Purchaser (“Common Stock”) equal to seven and a half percent (7.5%) of the currently issued and outstanding Common Stock. The issuance is governed by a Stock

Issuance Agreement entered into by the Company and the Purchaser on January 27, 2023 (the “Stock Agreement”). The Stock Agreement contains certain anti-dilution rights and certain transfer restrictions on the Common Stock, including a right of first offer in favor of Purchaser and certain restrictions with respect to non-U.S. persons.

Pursuant to the terms of the asset purchase agreement, the Company is eligible to receive milestone payments up to $150 million on a product by product basis for the achievement of certain regulatory approvals and global net sales thresholds. Additionally, the Company is eligible to receive certain sales-based royalty payments on a product by product basis, ranging from high single-digit to mid-teens of annual net sales related to the two existing clinical stage programs, and low single-digit royalties for the preclinical programs, and certain sublicense income on a product by product basis, either in addition to milestone payments and royalties prior to Phase 2 initiation for COR588 or COR388, or in lieu of milestones payments and royalties after initiation of Phase 2 for COR588 or COR388 or for the preclinical programs.

The Company and the Purchaser have made certain covenants in the asset purchase agreement with respect to the transfer of the assets, including requisite filings to be made with regulatory authorities, and the milestone, royalty and sublicense payments and have agreed to indemnify each other for any breaches of such party’s covenants, assumed liabilities (in the case of Purchaser) and retained liabilities, subject to certain customary survival periods and mitigation requirements. In addition, Purchaser granted to the Company an exclusive option until June 30, 2023 to obtain worldwide, royalty-free, fully-paid up, irrevocable and perpetual right and license under the transferred intellectual property related to COR388 to research, develop, manufacture, use, commercialize and otherwise exploit COR388 in any animal health indication.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2023, the Company had an accumulated deficit of $300.5 million. Since inception through March 31, 2023, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”), a private investment in public equity transaction (“PIPE Financing”), and an at-the-market offering under an open market sales agreement. As of March 31, 2023, the Company had cash, cash equivalents, and short-term investments of $90.2 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements. The Company also has long-term investments of $0.5 million.

Management expects to incur additional losses in the future to fund the Company's operations and conduct product research and development and may need to raise additional capital to fully implement its business plan. If the Company is successful in its plan to in-license or acquire at least one clinical stage asset, management anticipates that the Company will need to raise substantial additional capital. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources including out-licensing or partnerships, in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of in-licensed or acquired clinical stage assets if successful.

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

The condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the SEC on March 15, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

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

Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the condensed consolidated statements of operations and comprehensive loss.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

Assets Held for Sale

Assets held for sale represent lab equipment that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of March 31, 2023, there were $0.1 million of lab equipment that are recorded as assets held for sale. The effect of suspending depreciation on the equipment held for sale is immaterial to the results of operations. The assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

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

Investments

The Company’s marketable securities primarily consist of U.S. Government and corporate debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses during the periods presented

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in net income (loss). For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income. There have been no impairment or credit losses recognized during the periods presented.

The Company excludes the applicable accrued interest from both the fair value and amortized costs basis of the Company’s available-for-sale securities for the purpose of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid and other assets on the balance sheets. The Company made an accounting policy election to (1) not measure an allowance for credit loss for accrued interest receivable, and (2) to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected.

See Note 3 (Fair Value Measurements) for further information.

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

Equity Investments without Readily Determinable Fair Values

Equity investments without readily determinable fair values include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence and these investments do not have readily determinable fair values. Equity investments without readily determinable fair values are recorded at cost, less any impairment, and adjusted for subsequent observable price changes as of the date that an observable transaction takes place and are recorded in other income (expense), net (See Note 4).

Recent Accounting Pronouncements Adopted

Financial Instruments—Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which established that a one-time determination of the effective date for ASU 2016-13 would be based on the Company’s SEC reporting status as of November 15, 2019. The Company was a “smaller reporting company” as defined by Item 10 of Regulation S-K, and therefore, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance helps to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in Topic 326 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company has adopted the new guidance as of January 1, 2023, and it did not have a material impact on its financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASC 820); In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." This ASU clarifies that a contractual restriction on the sale of equity security should not be considered in measuring the fair value. In addition, the ASU requires specific disclosures related to contractual sale restrictions. The ASU is effective in January 2024 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.

Note 3. Fair Value Measurements

The Company measures and reports its cash equivalents and investments at fair value.

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments in debt securities are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2023 and December 31, 2022 are presented in the following tables (in thousands):

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$15,863	$15,863	$—	$—
Certificates of Deposit	5,641	—	5,641	—
Corporate notes	7,799	—	7,799	—
Government and agency notes	56,526	—	56,526	—
Municipal notes	400	—	400	—
Total	$86,229	$15,863	$70,366	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$10,988	$10,988	$—	$—
Certificates of Deposit	6,102	—	6,102	—
Repurchase Agreements	9,000	—	9,000	—
Corporate notes	12,411	—	12,411	—
Government and agency notes	50,766	—	50,766	—
Municipal notes	506	—	506	—
Total	$89,773	$10,988	$78,785	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,863	$—	$—	$15,863
Certificates of Deposit	5,738	—	(97)	5,641
Corporate notes	7,869	—	(70)	7,799
Government and agency notes	56,681	9	(164)	56,526
Municipal notes	400	—	—	400
Total cash equivalents and investments	$86,551	$9	$(331)	$86,229

Classified as:
Cash equivalents (original maturities within 90 days)				$42,265
Short-term investments (maturities within one year)				43,489
Long-term investments (maturities beyond 1 year)				475
Total				$86,229

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$10,988	$—	$—	$10,988
Certificates of Deposit	6,237	1	(136)	6,102
Repurchase Agreements	9,000	—	—	9,000
Corporate notes	12,575	—	(164)	12,411
Government and agency notes	51,020	4	(258)	50,766
Municipal notes	510	—	(4)	506
Total cash equivalents and investments	$90,330	$5	$(562)	$89,773

Classified as:
Cash equivalents ( original maturities within 90 days)				$40,593
Short-term investments (maturities within one year)				45,602
Long-term investments (maturities beyond 1 year)				3,578
Total cash equivalents and investments				$89,773

As of March 31, 2023, the remaining contractual maturities of available-for-sale debt securities was approximately 4 months. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company records its available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairment and credit losses related to available-for-sale securities for the three months ended March 31, 2023 and 2022.

The table below summarizes the unrealized losses of the Company's investments in debt securities measured at fair value as of March 31, 2023 (in thousands):

	Less than twelve months		Twelve months or greater		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Certificates of Deposit	$1,133	$(20)	$4,508	$(76)	$5,641	$(96)
Corporate notes	—	—	7,799	(70)	7,799	(70)
Government and agency notes	16,829	(44)	5,583	(121)	22,412	(165)
Total cash equivalents and investments	$17,962	$(64)	$17,890	$(267)	$35,852	$(331)

The investments are classified as available-for-sale securities. At March 31, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive income was comprised primarily of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three months ended March 31, 2023, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

The table below summarizes the contractual maturities of the Company's investments in debt securities measured at fair value as of March 31, 2023 (in thousands):

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$43,964	$43,489	$475	$—	$—

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$4,449	$3,986
Money market funds	15,863	10,988
Repurchase agreements	—	9,000
Government and agency notes	26,402	20,605
Total cash and cash equivalents	$46,714	$44,579

Short-term investments:
Certificates of deposit	$5,166	$5,390
Municipal notes	400	506
Corporate notes	7,799	12,411
Government and agency notes	30,124	27,295
Total short-term investments	$43,489	$45,602

Long-term investments
Certificates of deposit	$475	712
Government and agency notes	—	2,866
Total long-term investments	$475	$3,578

Equity investments without readily determinable fair values assessed under the measurement alternative

Equity investments without readily determinable fair value include ownership rights that either (i) do not meet the definition of in-substance common stock or (ii) do not provide the Company with control or significant influence and these investments do not have readily determinable fair values.

During the three months ended March 31, 2023, the Company received approximately $70,000 in equity investments without readily determinable fair values of Lighthouse, Inc. in exchange for the Legacy Assets. As of March 31, 2023, the Company has not recorded any cumulative upward adjustments or cumulative impairments for its equity investments without readily determinable fair values.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$304	$223
Prepaid insurance	657	977
Prepaid research and development expenses	676	1,088
Australia research and development refundable tax credit	472	1,003
Other current assets	179	276
Total prepaid expenses and other current assets	$2,288	$3,567

Cortexyme Australia, Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and the Australian Tax Incentive will be received. The Company recognized reductions to R&D expense of $0 for the three months ended March 31, 2023 and $0.4 million reductions to R&D expense for the three months ended March 31, 2022.

Novosteo Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive as well. The Company received a refundable tax credit of $0.5 million in the first quarter of 2023, which reduced prepaid expenses and other current assets by $0.5 million as of March 31, 2023.

Assets Held for Sale

Assets held for sale consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Assets Held for Sale	105	—
Total Assets Held for Sale	$105	$—

In response to the reprioritization of the Company's pipeline following the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities the Company reclassified the equipment on consignment of $0.1 million to Assets held for sale.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment	$18	$18
Lab equipment	—	415
Finance lease right of use assets	—	124
Leasehold improvement	—	21
Less: accumulated amortization and depreciation	(12)	(185)
Property and equipment, net	$6	$393

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Personnel expenses	$457	$1,130
Professional fees	627	234
Research and development expenses	54	497
Current portion of operating lease liabilities	269	377
Current portion of finance lease liability	—	76
Other	57	185
Total accrued expenses and other current liabilities	$1,464	$2,499

Below is the severance accrual activity related to a cost reduction program during the period ended March 31, 2023 (in thousands):

For the Three Months Ended March 31,
2023
Beginning accrued severance	$—
Incurred during the period	268
Severance paid during the period	(237)
Ending accrued severance	$31

In response to the reprioritization of the Company's pipeline following the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities, the Board approved a cost reduction program to reorganize operations and allow continued support for the needs of the business. Under the cost reduction program, the Company lowered headcount through a reduction in workforce. The Company recognized the severance and related expenses over the requisite employment obligation period. The reduction in force has been completed in April 2023.

Note 6. Leases

Real Estate Operating Leases

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California. The lease agreement is for three years, which commenced August 1, 2020. Total payments under the lease will be $337,000. In June 2022 the Company determined the San Diego facility was no longer required. In June 2022, the Company determined the San Diego facility was no longer required and, as a result of this decision, recorded an impairment loss of approximately $136,000 at that date. The Company paid a security deposit of $29,000 which is included in Prepaid Expenses and Other Current Assets on the March 31, 2023 condensed consolidated balance sheets.

In June 2022, the Company entered into a Sublease Agreement to rent office space in South San Francisco, California. The Sublease agreement commenced on June 18, 2022 and ends on November 30, 2023. The total payments under the term of the lease are expected to be approximately $271,000. The Company paid a security deposit of $17,000 which is included in Prepaid Expenses and Other Current Assets on the March 31, 2023 condensed consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease right of use asset and liability of $256,000.

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

In February 2023, as a result of the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities, the Company entered into a sublease agreement as the lessor for the majority of the West Lafayette facility. The lease commenced on March 17, 2023 and ends on December 31, 2023. The sublessee paid the Company a security deposit of $6,000 which is included in Accrued expenses and other current liabilities on the March 31, 2023 condensed consolidated balance sheets. Under the terms of the sublease, the Company is entitled to receive a total rental income that is expected to offset rent expense of $57,000. As a result of this decision and the sublease agreement, the Company recorded an impairment loss of approximately $66,000 which is included in Other income (expense), net for the three months ended March 31, 2023 condensed consolidated statement of operations and comprehensive loss.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of March 31, 2023, total future rent expense from all real estate operating leases of $176,000 will be recognized over the remaining term of 8 to 9 months on a straight-line basis over the respective lease period.

Clinical Equipment Financing Lease

As part of the Acquisition, the Company acquired a financing lease for certain lab equipment. The Company recognizes the depreciation expense in research and development expenses in the condensed consolidated statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the remaining contract term of 18 months. Amortization expense of the financing lease right of use asset for the three months ended March 31, 2023 was $3,000.

In February 2023, as a result of the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities, the Company exercised its purchase option for the financed equipment in order to resell and this equipment is currently held on consignment and is included in Assets held for sale on the March 31, 2023 condensed consolidated balance sheets. As a result of this action, the Company reduced the Finance lease ROU asset and Finance lease liability by approximately $70,000.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	March 31, 2023	December 31, 2022
Operating lease right of use asset, net	$171	$291
Short-term operating lease liability	$269	$377

Finance lease right of use asset	—	124
Finance lease accumulated amortization	—	(50)
Total finance lease right of use asset, net	$—	$74

Weighted average remaining lease term
Operating leases	0.6 years	0.9 years
Finance leases	—	1.0 year

Weighted average discount rate
Operating leases	5.88%	5.71%
Finance leases	—%	4.45%

Year ended December 31,	Operating Lease	Operating Lease
2023 (excluding the three months ended March 31, 2023)	$275	$388
Total lease payments	275	388
Less: imputed interest	(6)	(11)
Total remaining lease liability	$269	$377

Note 7. Stock-Based Compensation

The Company operates three stock plans as of March 31, 2023.

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

The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of March 31, 2023, the maximum aggregate number of shares that remain available for issuance under the Quince 2019 Plan is 10,036,489 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.

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

As of March 31, 2023, the Company had 4,981,502 shares available for future issuance under the Quince 2019 Plan.

Stock Options

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	3,319,711	$16.07	4.77	$65
Options granted	1,384,958	0.87	—	—
Options exercised	(136,215)	0.41	—	104
Options cancelled / forfeited	(1,154,504)	12.12	—	—
Balance at March 31, 2023	3,413,950	$11.86	6.74	$952
Options vested and expected to vest as of March 31, 2023	3,413,950	11.86	6.74	952
Options exercisable as of March 31, 2023	1,506,826	$22.80	3.21	$174

For the three months ended March 31, 2023 and 2022 the Company recognized stock-based compensation expense of $774,000 and $7,024,000, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2023, total unamortized employee stock-based compensation was $4.3 million, which is expected to be recognized over the remaining estimated vesting period of 2.45 years.

Performance Stock Options (“PSOs”)

There was no activity or balance of any PSOs from the 2019 plan for the three months ended March 31, 2023. For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $2,044,000, respectively, related to these PSOs. As of March 31, 2023 and December 31, 2022, there was no remaining unamortized stock-based compensation related to PSOs.

Restricted Stock Units (“RSUs”)

The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	30,876	$4.30
RSUs granted	—	$—
RSUs vested	(5,738)	$4.30
RSUs cancelled	(19,188)	$4.30
Unvested - March 31, 2023	5,950	$4.30

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. The total grant date fair value of the RSUs vested during the three months ended March 31, 2023 was $24,700. The aggregate intrinsic value of the shares of the RSUs vested during the three months ended March 31, 2023 was $5,700.

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $18,000 and $172,000 respectively, related to these RSUs. As of March 31, 2023, total unamortized stock-based compensation related to RSUs was $23,600, which is expected to be recognized over the remaining estimated vesting period of 0.93 years.

2019 Equity Incentive Plan (Novosteo)

On May 19, 2022, in accordance with the term of the Merger Agreement, the Company assumed the 2019 Novosteo, Inc Equity Incentive Plan (the "2019 Novosteo Plan"). The 2019 Novosteo Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Novosteo legacy employees. On the closing date, each outstanding Novosteo stock option granted under Novosteo’s equity compensation plans was converted into a corresponding stock option with the number of shares underlying such option and the applicable exercise price adjusted based on the exchange ratio of 0.0911. Each such converted stock option continues to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo stock option prior to the Acquisition. The maximum aggregate number of shares that may be issued under the 2019 Novosteo Plan is 544,985 shares of the Company’s common stock.

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

As of March 31, 2023, the Company had 70,644 shares available for future issuance under the 2019 Novosteo Plan.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	503,105	$0.55	9.23	$44
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(28,764)	0.55	—	—
Balance at March 31, 2023	474,341	$0.55	8.76	$479
Options vested and expected to vest as of March 31, 2023	474,341	0.55	8.76	479
Options exercisable as of March 31, 2023	118,582	0.55	8.76	120

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $59,000 and $0, respectively, related to options granted to employees and non-employees for the 2019 Novosteo plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2023, total unamortized employee stock-based compensation was $0.9 million, which is expected to be recognized over the remaining estimated vesting period of 2.98 years.

On May 19, 2022, in accordance with the term of the Merger Agreement, the Company assumed a number of restricted stock awards ("RSAs") agreements with certain employees. Each outstanding Novosteo RSA was converted into a corresponding RSA with the number of shares underlying such RSA adjusted based on the exchange ratio of 0.0911. Each such converted RSA will continue to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo RSA prior to the Acquisition.

Restricted Stock Awards

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	427,401	$3.30
RSAs granted	—	$—
RSAs vested	(39,350)	$3.30
RSAs cancelled	—	$—
Unvested - March 31, 2023	388,051	$3.30

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $128,000 and $0, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2023, total unamortized employee stock-based compensation was $1.2 million, which is expected to be recognized over the remaining estimated vesting period of 2.50 years.

2022 Inducement Plan

On May 9, 2022, the Board approved 4,000,000 shares of the Company’s common stock that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan (the "2022 Inducement Plan"). The 2022 Inducement Plan was adopted by the independent members of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with rule awards under those plans may only be made to an employee who has not previously been an employee or member of the Board or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.

As of March 31, 2023, the Company had 296,245 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	3,742,255	$2.98	9.39	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(38,500)	2.98	—	—
Balance at March 31, 2023	3,703,755	$2.98	9.14	$—
Options vested and expected to vest as of March 31, 2023	3,703,755	2.98	9.14	—
Options exercisable as of March 31, 2023	—	—	—	—

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of and $503,000 and $0, respectively, related to options granted to employees and non-employees for the 2022 Inducement Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of March 31, 2023, total unamortized employee stock-based compensation was $6.6 million, which is expected to be recognized over the remaining estimated vesting period of 3.15 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three months ended March 31, 2023 and 2022 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative expense	$1,123	$4,431
Research and development expense	358	4,809
Total stock-based compensation	$1,481	$9,240

Employee Stock Purchase Plan

On April 24, 2019, the Board adopted its 2019 Employee Stock Purchase Plan (“2019 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on May 7, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2019 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 1,494,530 shares of common stock for issuance under the 2019 ESPP. In addition, the number of shares reserved for issuance under the 2019 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the least of: (i) 536,589 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Board. The 2019 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The Company has not yet approved an offering under the 2019 ESPP.

Note 8. Related Party Transactions

David Lamond, Chairperson of the Board was a director and an equity holder in Novosteo, Inc. which Quince acquired on May 19, 2022. The shares of Novosteo, Inc. beneficially owned by Mr. Lamond were automatically canceled and converted into the right to receive shares of Quince common stock in accordance with the terms of the Merger Agreement. The respective boards of directors of Quince and Novosteo have approved the Merger Agreement, and the Novosteo’s stockholders adopted the Merger

Agreement upon recommendation of the Novosteo board of directors. Mr. Lamond was not part of either company's special committees that evaluated the Acquisition and recused himself from board meetings where the Acquisition was discussed.

Philip Low, a former Board member of Quince Therapeutics, Inc., is employed as a professor at Purdue University. The Company rents a lab facility and office space from Purdue Research Foundation, a private, nonprofit foundation of Purdue University. Purdue Research Foundation also owns 154,497 shares of Quince Therapeutics, Inc. and has provided the Company an exclusive worldwide license under certain bone fracture repair and oncology therapeutics related patents and technology developed by the Purdue University and owned by Purdue Research Foundation. In addition, we are required to pay Purdue Research Foundation annual license maintenance fees, development milestones (up to $4.25 million for each licensed product), royalties on the gross receipts of the licensed products (subject to annual minimums), and a share of certain payments that we may receive from our sublicensees.

Dirk Thye, Chief Executive Officer, is an investor in Morphimmune Inc. and Philip Low, a former Board member of Quince Therapeutics, Inc., is a co-founder and Board member of Morphimmune Inc. In the quarter ended March 31, 2023, the Company sold certain lab equipment to Morphimmune Inc. for $80,000 as well as signed a sublease with Morphimmune as the sublessee with total payments of approximately $57,000 for the lease term of March 17, 2023 through December 31, 2023.

Note 9. Income Taxes

The Company has a history of losses and expects to record a loss in 2023. The Company accounts for income taxes under ASC Topic 740 – Income Taxes.

A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has maintained a valuation allowance for the future deferred tax assets.

The Company recorded a discrete tax benefit of $0.2 million in the three months ended March 31, 2023 due to the release of valuation allowance in connection with the write down of the in-process research and development ("IPR&D") intangible asset related to NOV004. As a result of the impairment, the Company reversed the Deferred tax liabilities associated with the intangible asset resulting in the tax benefit of $0.2 million as of March 31, 2023.

On August 16, 2022, the President signed into law H.R. 5376 (commonly called the “Inflation Reduction Act of 2022”). The primary tax provisions in the new law include an alternative minimum tax (AMT) on certain large corporations, a tax on stock buybacks and certain energy-related tax credits each of which became effective after December 31, 2022. The provisions of the Inflation Reduction Act are not expected to have a material effect on the Company’s 2023 tax provision and related disclosures. The Company will continue to evaluate changes and revisions of the Inflation Reduction Act of 2022 and its impact on the Company’s financial position, results of operations and cash flows.

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	March 31,
	2023	2022
Stock options issued and outstanding	7,592,046	6,223,398
Performance stock options	—	275,000
Restricted stock units	5,950	1,013,500
Restricted stock awards	388,051	—
Total	7,986,047	7,511,898

Note 11. Business Combination

On May 19, 2022, the Company completed the Acquisition. Pursuant to the terms of the Merger Agreement, at the closing of the Acquisition (the “Effective Time”), each share of capital stock of Novosteo (the “Novosteo Capital Stock”) that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”). These shares included options to purchase an aggregate of 507,108 shares of the Company Common Stock upon conversion of the outstanding Novosteo options based on the Company Option Exchange Ratio (as defined in the Merger Agreement), with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Acquisition. These options, as well as 519,216 unvested restricted shares were concluded to be post-combination expense and were excluded from purchase consideration.

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

The amounts of the Company's revenue and net loss included in the acquirer's condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, and the unaudited pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Revenue	$6	$—
Net loss	(12,502)	(20,113)

Note 12. Intangible Assets

The intangible asset acquired as a result of the Acquisition consists of IPR&D related to NOV004, the Company's bone targeting molecule designed to accelerate fracture repair. The value of the IPR&D was determined using discounted probable future cash flows.

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

The following table provides details of the carrying amount of our indefinite-lived intangible asset (in thousands):

March 31, 2023
Unamortized intangible assets:
In-process research and development	$5,900
Impairment charge	(5,900)
Balance as of March 31, 2023	—

In January 2023, the Company decided to abandon internal development of NOV004 and pursue out-licensing opportunities. As a result, several of the assumptions used in determining the initial fair value have changed including discount rate and expected cash flows and thus triggered the need for an interim impairment assessment as required under ASC 350. And so, the Company performed a fair value assessment of the Intellectual Property as of March 31, 2023, and based upon this assessment, the fair value was determined to be significantly below its carrying value and resulted in an asset impairment charge of $5.9 million during the three months ended March 31, 2023.

Goodwill

The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

There was no amount related to goodwill reflected on the condensed consolidated balance sheet for the Company as of March 31, 2023 and December 31, 2022. In 2022, management performed an impairment evaluation of goodwill after assessing qualitative factors that indicated a possible impairment of goodwill. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall Company performance and events directly affecting the Company. It was noted during our assessment that the Company's market capitalization was significantly below its carrying value and a further quantitative analysis was conducted to determine to the extent, if any, the Company's carrying value exceeded its fair value as of September 30, 2022. The quantitative analysis used fair value based on market capitalization adjusted for control premium based on market comparable transactions. This quantitative analysis resulted in the Company's fair value being significantly below its carrying value, resulting in a non-cash goodwill impairment charge of $0.8 million being recorded during the year ended December 31, 2022.

Note 12. Subsequent Events

Rights Plan

On April 5, 2023, the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the common stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend is effective as of April 17, 2023 (the “Record Date”) with respect to stockholders of record on that date. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, (the “Preferred Shares”), of the Company at a price of $6.00 per one one-thousandth of a Preferred Share, subject to adjustment. The descriptions and terms of the Rights are set forth in a Rights Agreement, dated as of April 5, 2023 (the “Rights Agreement"), between the Company and American Stock Transfer & Trust Company, LLC. The Rights will expire on April 5, 2024, unless the Rights are earlier redeemed or exchanged by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”), on March 15, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Quince,” “we,” “us” and “our” refer to Quince Therapeutics, Inc. and "our legacy assets" refer to atuzaginstat (COR388), COR588, COR852, and COR803, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, adequacy of our cash resources and working capital, and potential acquisitions on in-licensing of new products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report in Part II, Item 1A -“Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q and in other filings we make with the SEC from time to time. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. These forward-looking statements speak only as of the date hereof. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a preclinical stage biopharmaceutical company focused on acquiring, developing, and commercializing innovative therapeutics for patients suffering from debilitating and rare diseases. From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our predecessor company, Cortexyme, Inc. (“Cortexyme”) was initially founded on the seminal discovery of the presence of P. gingivalis and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. The acquisition of Novosteo, Inc. in 2022, and the addition of new executive management has allowed us to strategically shift focus. We are actively seeking compelling clinical-stage assets available for in-licensing and acquisition to expand our development pipeline.

Business Acquisition

On May 19, 2022, we acquired all of the equity voting interests and completed the acquisition of Novosteo, Inc. ("Novosteo"), a Delaware corporation, pursuant to that certain Agreement and Plan of Merger and Reorganization dated as of May 9, 2022, by and among the Company, Quince Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quince Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Company, Novosteo, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the securityholders’ representative (the “Merger Agreement”, and such transaction, the “Acquisition”). To effect this transaction a combination of transactions was executed with the intention of being treated as integrated steps in a single transaction resulting in Novosteo being a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, at the closing of the Acquisition (the “Effective Time”), each share of capital stock of Novosteo that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share. We issued 5,520,000 shares of common stock representing approximately 15.5% of outstanding stock on the completion of the Acquisition. We also assumed 507,108 options to purchase shares of our common stock upon conversion of the outstanding Novosteo options with awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Acquisition.

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

Sale of Legacy Portfolio

On January 27, 2023, we sold our legacy small molecule protease inhibitor portfolio, including COR588, COR388, COR852, and COR803, pursuant to an asset purchase agreement with Lighthouse Pharmaceuticals, Inc., (the "Purchaser") an entity co-founded by Casey Lynch, former chief executive officer of Cortexyme.

Upon the consummation of the transaction, we received shares of common stock of Purchaser (“Common Stock”) equal to seven and a half percent (7.5%) of the currently issued and outstanding Common Stock. The issuance is governed by a Stock Issuance Agreement entered into by us and the Purchaser on January 27, 2023 (the “Stock Agreement”). The Stock Agreement contains certain anti-dilution rights and certain transfer restrictions on the Common Stock, including a right of first offer in favor of Purchaser and certain restrictions with respect to non-U.S. persons.

Pursuant to the terms of the asset purchase agreement, we are eligible to receive milestone payments up to $150 million on a product by product basis for the achievement of certain regulatory approvals and global net sales thresholds. Additionally, we are eligible to receive certain sales-based royalty payments on a product by product basis, ranging from high single-digit to mid-teens of annual net sales related to the two existing clinical stage programs, and low single-digit royalties for the preclinical programs, and certain sublicense income on a product by product basis, either in addition to milestone payments and royalties prior to Phase 2 initiation for COR588 or COR388, or in lieu of milestones payments and royalties after initiation of Phase 2 for COR588 or COR388 or for the preclinical programs.

We and the Purchaser have made certain covenants in the asset purchase agreement with respect to the transfer of the assets, including requisite filings to be made with regulatory authorities, and the milestone, royalty and sublicense payments and have agreed to indemnify each other for any breaches of such party’s covenants, assumed liabilities (in the case of Purchaser) and retained liabilities, subject to certain customary survival periods and mitigation requirements. In addition, Purchaser granted to us an exclusive option until June 30, 2023 to obtain worldwide, royalty-free, fully-paid up, irrevocable and perpetual right and license under the transferred intellectual property related to COR388 to research, develop, manufacture, use, commercialize and otherwise exploit COR388 in any animal health indication.

Out-licensing of NOV004 and Development Pipeline

From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our predecessor company, Cortexyme, was initially founded on the seminal discovery of the presence of Porphyromonas gingivalis, or P. gingivalis, and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. The acquisition of Novosteo, Inc. in 2022, and the addition of new executive management has allowed us to strategically shift focus and prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury.

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

In April, we adopted a limited duration stockholder rights plan and retained a financial advisor to support and enable the Board and management to review and evaluate strategic alternatives intended to maximize long-term value for the Company’s stockholders.

Corporate Restructuring

We approved the cost reduction program (the “Plan”) to align operations with the changes in corporate strategy. Under the Plan, we reduced headcount by approximately 47% through a reduction in its workforce. The reduction in force began in February 2023 and was completed in April 2023.

In connection with the Plan, we estimate that we will incur expenses of approximately $0.4 million, substantially all of which will be cash expenditures relating to severance through April 2023. We may incur other charges, including contract termination costs, retirement of fixed assets and facility-related costs and will record these expenses in the appropriate period as they are determined. These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with the Plan.

Financial Overview

Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat (COR388), our Phase I SAD/MAD clinical trial of COR588 and to a lesser extent readying NOV004 for Phase 1 clinical trials. We have sold our legacy small molecule protease inhibitor portfolio and intend to outlicense our NOV004 bone targeting drug. We are focused on acquiring, developing, and commercializing innovative therapeutics for patients suffering from debilitating and rare diseases.

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of March 31, 2023, we had an accumulated deficit of $300.5 million. We incurred a net loss of $12.5 million in the three months ended March 31, 2023. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through March 31, 2023, we received net proceeds of approximately $303.8 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies LLC (the "Sales Agreement"). During the three months ended March 31, 2023 and 2022, we sold zero and 51,769 shares of common stock, respectively, under the Sales Agreement and received net proceeds of $0 and $0.6 million, respectively.

As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $90.2 million and $90.2 million, respectively. The balances exclude long-term investments of $0.5 million and $3.6 million as of those same periods. Our cash equivalents, short-term and long-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations into at least 2026, but does not include any costs or cash expenditures associated with our in-licensing activities. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In response to the reprioritization of our pipeline on January 30, 2023, the Board of Directors approved a cost reduction program to align operations with the change in corporate strategy to prioritize capital resources toward the expansion of its development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. Under the Plan, we reduced headcount by approximately 47% through a reduction in our workforce. The reduction in force began in February 2023 was completed in April 2023. In connection with the cost reduction program, we estimate that we will incur expenses of approximately $0.4 million, substantially all of which will be cash expenditures relating to severance through April 2023. These estimates are subject to a number of assumptions, and actual results may differ.

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

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use Estimates” in our 2022 Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•
Research and Development Expenses
•
Stock-based Compensation Expenses
•
Income Taxes
•
Business Combination
•
Goodwill
•
Identifiable Intangible Assets

There have been no material changes in our critical accounting policies during the three months ended March 31, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K.

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

We anticipate that our general and administrative expenses will remain consistent for the remainder of 2023 until we in-license a new drug candidate. We anticipate an increase of our general and administrative expense after potential in-licensing of a drug candidate as the size of our business and research and development operations would need to grow to support additional research and development activities.

Interest Income

Interest and other income, net consists primarily of interest earned on our short-term and long-term investments portfolio.

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

The following sets forth our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$3,230	$12,757	$(9,527)	(74.7)%
General and administrative	3,826	9,106	(5,280)	(58.0)%
Intangible Asset Impairment charge	5,900	—	5,900	100.0%
Loss from operations	(12,956)	(21,863)	8,907	(40.7)%
Interest income	700	72	628	872.2%
Other income (expense), net	(246)	150	(396)	(264.0)%
Net loss before income tax benefit	(12,502)	(21,641)	9,139	(42.2)%
Income tax benefit	248	—	248	100.0%
Net loss	$(12,254)	$(21,641)	9,387	(43.4)%

Research and Development Expenses (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$151	$1,118	$(967)	(86.5)%
COR588	11	2,157	(2,146)	(99.5)%
NOV004	1,608	—	1,608	100.0%
Other direct research costs	3	837	(834)	(99.6)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	1,292	8,303	(7,011)	(84.4)%
Facilities and other research and development expenses	165	342	(177)	(51.8)%
Total research and development expenses	$3,230	$12,757	$(9,527)	(74.7)%

Research and development expenses were $3.2 million for the three months ended March 31, 2023, compared to $12.8 million for the three months ended March 31, 2022, a decrease of $9.5 million.

The costs for atuzaginstat (COR388) decreased $1.0 million from the prior year due to conclusion of GAIN trial in the fourth quarter of 2021 and minimal related costs being incurred in the first quarter of 2023. As a result, we experienced a decrease of $0.1 million in clinical trial costs, a $0.5 million decrease in drug manufacturing costs, and a decrease in non-clinical studies and analysis related to the GAIN trial of $0.1 million, and a $0.2 million decrease in consulting expenses related to atuzaginstat (COR388).

Our Phase 1 SAD/MAD testing in healthy volunteers was completed in the second quarter of 2022. As a result, the costs for COR588 decreased $2.1 million from the prior year due to $0.5 million decrease in clinical trial costs and a $0.5 million decrease in drug manufacturing costs, as well as a $1.1 million decrease for non-clinical work supporting COR588.

As we sold our legacy protease inhibitor portfolio including COR388 and COR588 to Lighthouse Pharmaceuticals, Inc. in January 2023, we do not expect any additional expenses related to these legacy assets from the second quarter of 2023 onward.

In the quarter ended March 31, 2023, the costs for NOV004 increased by $1.6 million after the acquisition of Novosteo, Inc. on May 19, 2022, primarily as a result of the increase in drug manufacturing costs as we prepared our compound for Phase 1 clinical trials. Due to the decision made on January 30, 2023 to align with our updated corporate strategy, our NOV004 costs will be minimal for the remainder of 2023.

Other direct research costs decreased $0.8 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research which were sold to Lighthouse Pharmaceutical in January 2023.

Our personnel related costs decreased by $7.0 million in the first quarter of 2023 as compared to the first quarter of 2022, as a result of a $4.5 million decrease in allocated stock-based compensation costs, a decrease of $0.6 million of severance incurred, and a decrease of $1.9 million related to reduced headcount year over year.

Facilities and other research and development expenses decreased $0.2 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 primarily due to a $0.1 million decrease in allocated rent and facilities expenses and $0.1 million decrease in the purchase of non-clinical supplies as a result of our previously announced cost reduction program initiated in the first quarter of 2023.

General and Administrative Expenses

General and administrative expenses decreased by $5.3 million to $3.8 million for the three months ended March 31, 2023 from $9.1 million for the three months ended March 31, 2022. The decrease in general and administrative expenses is primarily due to a decrease of $4.6 million in personnel related expenses due to a $3.3 million decrease in allocated stock-based compensation expense, a $0.8 million decrease of severance incurred, and a decrease of $0.5 million related to reduced headcount year over year. We also incurred a $0.7 million decrease in corporate insurance expenses and other professional and administrative expense due to our cost reductions efforts announced in the first quarter of 2023 and lower Director & Officers insurance premiums.

Intangible Asset Impairment Charge

As of March 31, 2023, we conducted an impairment analysis of our intangible asset IPR&D that resulted from the purchase of Novosteo, Inc. in May 2022. To determine the extent, if any, by which our IPR&D Intangible Asset was impaired, we conducted a quantitative analysis which resulted in our fair value being significantly below our current carrying value due to the assumptions changing as a result of the decision to hold this asset for sale in January 2023. As a result of the analyses, we recorded a non-cash intangible asset IPR&D impairment charge of $5.9 million for the three months ended March 31, 2023.

Interest Income

Interest income increased by $0.6 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was due to increased yields on our investment portfolio which were partially offset by decreased average balances.

Other Income/(Expense)

Other income/(expense) decreased by $0.4 million for the three months ended March 31, 2023 primarily due to the impairment loss on the Indiana facility lease and the loss on disposal of fixed assets of $0.2 million and unrealized losses resulting from changes in foreign exchange rates of $0.3 million, offset by the gain on sale related to the Equity investment in Lighthouse, Inc. in exchange for the Legacy Assets of $0.1 million.

Income Tax

We recorded an $0.2 million income tax benefit for the three months ended March 31, 2023 as a result of the quantitative and qualitative analysis that concluded in the NOV004 asset being fully impaired and written off.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $300.5 million and we had cash, cash equivalents and investments of $90.7 million.

Based on our existing business plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations into at least 2026, but does not include any costs or cash expenditures associated with in-licensing activities.

Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to NOV004 and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

In January 2023 we successfully out-licensed our legacy protease inhibitors to Lighthouse Pharmaceuticals, Inc. and announced our intention to out-license our current preclinical drug candidate NOV004. We also intend to concentrate our efforts on in-licensing clinical-stage assets targeting debilitating and rare diseases. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any potential future product candidates or whether, or when, we may achieve profitability.

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

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through at least 2026, but does not include any costs or cash expenditures associated with our in-licensing activities.

Summary Statement of Cash Flows

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(3,569)	$(16,091)
Investing activities	5,540	13,413
Financing activities	50	622
Effect of exchange rate changes on cash	114	(104)
Net increase (decrease) in cash and cash equivalents	$2,135	$(2,160)

Operating Activities

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2023. Cash used in operating activities was primarily due to our net loss of $12.3 million for the period, adjusted for $7.1 million of non-cash items, including $1.5 million in stock-based compensation and $5.9 million in impairment loss due to the write down of the IPR&D asset, as well as a net decrease in our current assets of $1.4 million, and a net increase in accounts payable, accrued expenses and other current liabilities of $0.2 million.

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

Investing Activities

Cash used by investing activities was $5.5 million in the three months ended March 31, 2023, primarily related to the purchase of investments of $7.7 million, and maturities of short-term investments of $13.3 million.

Cash provided by investing activities was $13.4 million in the three months ended March 31, 2022, primarily related to the purchase of investments of $9.0 million, and maturities of short-term investments of $22.4 million.

Financing Activities

Cash provided by financing activities was $0.1 million in the three months ended March 31, 2023, which consisted of net proceeds from the exercise of stock options in the period.

Cash provided by financing activities was $0.6 million in the three months ended March 31, 2022, which consisted of proceeds from the issuance of common stock in connection with the Sales Agreement, net of issuance costs as well as net proceeds from the exercise of options.

Contractual Obligations and Commitments

Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $0.7 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of March 31, 2023. Other than our operating lease commitments, we do not have any material non-cancellable future commitments based on existing contracts as of March 31, 2023.

Recent Accounting Pronouncements

Please refer to Note 2 to our unaudited condensed consolidated financial statements appearing under Part 1, Item 1 of this report for a discussion of new accounting standards updates that may impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, communicated to our management to allow timely decisions regarding required disclosure, summarized and reported within the time periods specified in the SEC's rules and forms. Any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Clinical failure can occur at any stage of clinical development, and we have never conducted a Phase 3 trial or submitted an NDA before.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have no drug candidates approved for sale and none in development, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2022 and 2021, our net losses were $51.7 million and $89.9 million, respectively. We had an accumulated deficit of $300.5 million as of March 31, 2023.

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

Our financial results have been in the past and may in the future be adversely by impairment charges from the recording of goodwill and intangible assets.*

Our financial results have been in the past and may in the future be adversely affected by impairment charges from the recording of goodwill and intangible assets incurred in connection with acquisitions. For example, we incurred a $0.8 million goodwill impairment charge in the quarter ended September 30, 2022 and a $5.9 million IPR&D Intangible Asset impairment charge for the quarter ended March 31, 2023 in connection with the Novosteo Acquisition. Further, our failure to identify or accurately assess the magnitude of necessary technology investments we assumed as a result of the Novosteo Acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.

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

Risks Related to Our Business and the Development of Our Drug Candidates

If we are unable to successfully out-license our bone targeting assets, our business could materially suffer.*

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

•
regulatory authorities, institutional review boards ("IRBs") or ethics committees ("ECs") may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or we may fail to reach a consensus with regulatory authorities on trial design;
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
•
we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different contract research organizations ("CROs") and trial sites;
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

Accordingly, we will need to obtain substantial additional funding in order to fully execute on our corporate strategy. As of March 31, 2023, we had $90.7 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

We believe that our existing capital resources will be sufficient to fund our projected operations through at least 2026, but does not include any costs or cash expenditures associated with our in-licensing activities. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us. Additionally, while the potential global economic impact and the continuing effects of the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could result in significant long-term disruption of global financial markets, which could in the future reduce our ability to access capital and negatively affect our liquidity. In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity.

Unstable market and global economic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions, may have adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced volatility, including as a result of the COVID-19 pandemic, changes in interest rates, and economic inflation, which has included diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability and changes in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, acts of terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could heighten market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our royalty aggregator strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Failure to secure any necessary financing in a timely manner could have a material adverse effect on our growth strategy, financial performance and stock price.

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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

The development of a drug candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market any potential drug candidates in the United States until we receive approval of a new drug application ("NDA") from the FDA. We have not submitted any marketing applications for a drug candidate.

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

Clinical failure can occur at any stage of clinical development, and we have never conducted a Phase 3 trial or submitted an NDA before.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with current good clinical practice regulations ("GCP") for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register any future clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

In addition, the manufacturing process for any potential drug candidates that we may develop is subject to FDA and foreign regulatory requirements, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements, including complying with current good manufacturing practices ("cGMPs"), on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce drug candidates in accordance with the requirements of the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such future drug candidates. Even if we obtain regulatory approval for any of our potential drug candidates, there is no assurance that either we or our third party contract manufacturers will be able to manufacture the approved drug in accordance with the requirements of the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the drug, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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
•
economic weakness, including inflation, bank failures, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;
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

We and any of our potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we violate HIPAA.

Several foreign jurisdictions, including the European Union (the "EU") its member states, the United Kingdom and Australia, among others, have adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. These laws and regulations are complex and change frequently, at times due to changes in political climate, and existing laws and regulations are subject to different and conflicting interpretations, which adds to the complexity of processing personal data from these jurisdictions. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance.

The General Data Protection Regulation ("GDPR") imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulatory authorities and affected individuals of personal data breaches, extensive new internal privacy governance obligations, and obligations to honor expanded rights of individuals in relation to their personal information (for example, the right to access, correct and delete their data). In addition, the GDPR generally maintains restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional potential mechanisms to ensure compliance.

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

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.*

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, including in the EU, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA") substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. New laws may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our drug candidates and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drug candidates, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the “negotiated fair price” under the law and (ii) impose rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our ability to successfully commercialize any drugs that we develop depends in part on the extent to which coverage and adequate reimbursement are available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, each individually decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs ("VA") hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our product candidates, if approved. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage or reimbursement will be available for any drug candidate that we commercialize and, if coverage or reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. In order to get coverage and reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. It is possible that a third-party payor may consider our product candidates, once approved, and other therapies as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, once approved, compared to existing products, pricing of existing products may limit the amount we will be able to charge for our product candidates. once approved. Third-party payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. Because NOV004 is in the early stages of development, we are unable at this time to determine the likely level or method of coverage and reimbursement from third-party payors. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage decisions and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained.

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
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require the registration of sales representatives; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our business activities may be subject to the Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery and anti-corruption laws.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we may operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the Securities and Exchange Commission ("SEC") and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our drug candidates in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

Risks Relating to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our current drug candidates, any future drug candidates, and other proprietary technology we develop, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our current drug candidate, if approved, any future drug candidates, and other proprietary technologies if approved, may be adversely affected.*

Our commercial success will depend in part on obtaining and maintaining a combination of patent protection, trade secret protection and confidentiality agreements to protect the intellectual property related to our current and future drug candidates and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our drug candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

We have applied, and we intend to continue applying, for patents covering aspects of our current drug candidates, any future drug candidates, or other proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of March 31, 2023, Novosteo LLC, our wholly owned subsidiary, is the owner of record of one additional pending Patent Cooperation Treaty patent application.

One issued U.S. patent relates to NOV004, with claims directed to NOV004 and related pharmaceutical compounds and use of these compounds in the treatment of bone fractures. Pending U.S. and non-U.S. patent applications relate to NOV004 and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and methods of using these compounds in the treatment of various indications.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or pending applications are due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm to pay these fees due to the USPTO and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. If we license intellectual property, we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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
•
the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications; and
•
should any of these events occur, they would significantly harm our business, results of operations and prospects.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

In Europe, beginning June 1, 2023, European applications and patent may be subjected to the jurisdiction of the Unified Patent Court (UPC). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.*

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. We have pending U.S. and foreign patent applications in our portfolio; however, we cannot predict:

•
if and when patents may issue based on our patent applications;
•
the scope of protection of any patent issuing based on our patent applications;
•
whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•
whether or not third parties will find ways to invalidate or circumvent our patent rights;
•
whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and/or
•
whether we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.

We cannot be certain that the claims in our pending patent applications directed to our product candidates and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. There can be no assurance that any such patent applications will issue as granted patents. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.*

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. If any of our future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

We may enter into license agreements in the future with others to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our future product candidates that are subject of such licensed rights could be adversely affected.

Our future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our future licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patents and other rights to third parties;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
our right to transfer or assign the license;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners; and
•
the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

From time to time, we may be required to license technologies relating to our therapeutic research programs from additional third parties to further develop or commercialize our product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our product candidates, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•
collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
•
a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
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
•
disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our future product candidates or that results in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable future product candidates;
•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•
a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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
•
general economic and market conditions; and
•
ineffectiveness of our disclosure controls or internal controls.

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

We have in the past and may in the future fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.*

Our common stock currently trades on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC (“Nasdaq”) has requirements that a company must meet in order to remain listed on Nasdaq. For example, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock.

On December 13, 2022, we received a letter from the Listing Qualifications Staff, or the “Nasdaq Staff” of Nasdaq notifying us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The notification received had no immediate effect on the listing of our common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. On April [4], 2023, we received a letter from the Nasdaq Staff notifying us that the closing bid price of our common stock had been at $1.00 per share or greater for 10 consecutive business days, from March 21, 2023 to April 3, 2023, and accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1).

There can be no assurance that we will continue to meet the minimum bid price requirement, or any other Nasdaq requirements, in the future.

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

General Risk Factors

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.*

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

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

In addition, in April 2023, we implemented the Rights Agreement, also called a “poison pill,” that may have the effect of discouraging or preventing a change of control by, among other things, making it uneconomical for a third party to acquire us without the consent of our board of directors.

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

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	5/13/2019	001-38890
3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	8/1/2022	001-38890
3.3	Amended and Restated Bylaws	8-K	8/1/2022	001-38890
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	4/5/2023	001-38890
4.1	Rights Agreement dated as of April 5, 2023, between Quince Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4/5/2023	001-38890
10.1**	Lighthouse Purchase Agreement				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

Quince Therapeutics, Inc.

Date: May 15, 2023	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer

(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Brendan Hannah
Brendan Hannah
Chief Business Officer
(Principal Financial Officer)