Form 10-Q
period 2023-06-30
Quince Therapeutics, Inc.
filed 2023-08-03
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-38890

Quince Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-1024039
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Gateway Boulevard, Suite 1250. South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 910-5717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	QNCX	The Nasdaq Stock Market LLC
Series A Junior Participating Preferred Purchase Rights	N/A	The Nasdaq Stock Market LLC

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

As of July 28, 2023, the registrant had 36,382,989 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Quince Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022 (1)
ASSETS
Current assets:
Cash and cash equivalents	$22,650	$44,579
Short term investments	64,915	45,602
Prepaid expenses and other current assets	983	3,567
Total current assets	88,548	93,748
Assets held for sale	94	—
Property and equipment, net	6	393
Operating lease right-of-use assets, net	110	291
Long term investments	—	3,578
Intangible asset	—	5,900
Equity investment in Lighthouse, Inc.	78	—
Total assets	$88,836	$103,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353	$570
Accrued expenses and other current liabilities	1,599	2,499
Total current liabilities	1,952	3,069
Deferred tax liabilities	—	248
Total liabilities	1,952	3,317

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,327,995 and 36,136,480 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	36	36
Additional paid in capital	391,990	389,105
Accumulated other comprehensive income (loss)	257	(289)
Accumulated deficit	(305,399)	(288,259)
Total stockholders’ equity	86,884	100,593
Total liabilities and stockholders’ equity	$88,836	$103,910

(1) The balance sheet as of December 31, 2022 is derived from the audited financial statements as of that date

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,353	$7,199	$4,583	$19,960
General and administrative	4,231	9,059	8,057	18,116
Intangible asset impairment charge	—	—	5,900	—
Total operating expenses	5,584	16,258	18,540	38,076
Loss from operations	(5,584)	(16,258)	(18,540)	(38,076)
Interest income	805	145	1,505	217
Other expense, net	(107)	(735)	(353)	(630)
Net loss before income tax benefit	(4,886)	(16,848)	(17,388)	(38,489)
Income tax benefit	—	284	248	284
Net loss	(4,886)	(16,564)	(17,140)	(38,205)
Other comprehensive income (loss):
Foreign currency translation adjustments	59	250	152	137
Unrealized gain (loss) on available for sales securities	160	(210)	394	(524)
Total comprehensive loss	$(4,667)	$(16,524)	$(16,594)	$(38,592)
Net loss per share - basic and diluted	$(0.14)	$(0.51)	$(0.48)	$(1.22)
Weighted average shares of common stock outstanding - basic and diluted	35,917,592	32,467,000	35,886,568	31,307,166

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended June 30, 2023 and 2022
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance March 31, 2023	36,278,433	$36	$390,642	$38	$(300,513)	$90,203
Issuance of common stock on exercise of stock options and vesting of restricted stock units	58,098	—	27	—	—	27
Restricted stock award retirement	(8,536)	—	—	—	—	—
Stock based compensation	—	—	1,321	—	—	1,321
Foreign currency translation adjustment	—	—	—	59	—	59
Unrealized gain on available for sale investments	—	—	—	160	—	160
Net loss	—	—	—	—	$(4,886)	(4,886)
Balance June 30, 2023	36,327,995	$36	$391,990	$257	$(305,399)	$86,884

Balance March 31, 2022	30,149,570	$30	$365,096	$(506)	$(258,240)	$106,380
Issuance of common stock on exercise of stock options and vesting of restricted stock units	308,118	—	121	—	—	121
Stock based compensation	—	—	5,051	—	—	5,051
Share issuance in connection with acquisition of Novosteo, Inc.	5,520,000	6	16,498	—	—	16,504
Foreign currency translation adjustment	—	—	—	250	—	250
Unrealized (loss) on available for sale investments	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	$(16,564)	(16,564)
Balance June 30, 2022	35,977,688	$36	$386,766	$(466)	$(274,804)	$111,532

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the six months ended June 30, 2023 and 2022
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2023	36,136,480	$36	$389,105	$(289)	$(288,259)	$100,593
Issuance of common stock on exercise of stock options and vesting of restricted stock units	200,051	—	82	—	—	82
Restricted stock award retirement	(8,536)	—	—	—	—	—
Stock based compensation	—	—	2,803	—	—	2,803
Foreign currency translation adjustment	—	—	—	152	—	152
Unrealized gain on available for sale investments	—	—	—	394	—	394
Net loss	—	—	—	—	(17,140)	(17,140)
Balance June 30, 2023	36,327,995	$36	$391,990	$257	$(305,399)	$86,884

Balance January 1, 2022	30,074,412	$30	$355,234	$(79)	$(236,599)	$118,586
Issuance of common stock in connection with open market sales agreement, net of issuance costs of $19	51,769	—	608	—	—	608
Issuance of common stock on exercise of stock options and vesting of restricted stock units	331,507	—	134	—	—	134
Stock based compensation	—	—	14,292	—	—	14,292
Share issuance in connection with acquisition of Novosteo, Inc.	5,520,000	6	16,498	—	—	16,504
Foreign currency translation adjustment	—	—	—	137	—	137
Unrealized (loss) on available for sale investments	—	—	—	(524)	—	(524)
Net loss	—	—	—	—	(38,205)	(38,205)
Balance June 30, 2022	35,977,688	$36	$386,766	$(466)	$(274,804)	$111,532

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net Loss	$(17,140)	$(38,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,803	14,292
Depreciation and amortization	18	122
Impairment loss on operating lease	66	98
Loss on disposal of fixed assets	79	77
Equity investment in Lighthouse, Inc.	(78)	—
Non-cash intangible impairment charge	5,900	—
Amortization of (discount) premium on available for sale investments	(602)	175
Change in deferred tax liabilities	(248)	(284)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,715	1,750
Right of use assets and lease liabilities	126	—
Other assets	—	147
Accounts payable	(216)	(4,664)
Accrued expenses and other current liabilities	(819)	(5,014)
Net cash used in operating activities	(7,396)	(31,506)
Cash flow from investing activities:
Purchase of investments	(50,131)	(36,849)
Proceeds from maturities of investments	35,394	34,388
Cash acquired from Novosteo, Inc.	—	10,593
Proceeds from disposal of fixed assets	90	35
Purchase of property and equipment	(136)	(5)
Net cash provided by (used in) investing activities	(14,783)	8,162
Cash flows from financing activities:
Payments of finance leases	(6)	(12)
Proceeds from issuance of common stock upon exercise of stock options	82	134
Proceeds from issuance of common stock in connection with open market sales agreement, net of issuance costs	—	608
Net cash provided by financing activities	76	730
Effect of exchange rate changes on cash	174	(182)
Net decrease in cash and cash equivalents	(21,929)	(22,796)
Cash and cash equivalents at beginning of period	44,579	69,724
Cash and cash equivalents at end of period	$22,650	$46,928

Supplemental disclosures of non-cash information:
Net assets acquired of Novosteo, Inc. in exchange for common stock	$—	$16,210
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$256
Right-of-use asset and financing lease liability reduction as a result of lease modification	$(70)	$—
Right-of-use asset and operating lease liability reduction as a result of lease modification	$—	$(640)

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

In May 2022, the Company completed the acquisition of Novosteo, Inc. ("Novosteo"), a Delaware corporation, a privately held biotech focused on targeted therapeutics to treat rare skeletal diseases, bone fractures and injury. The acquisition of Novosteo, in 2022 (the "Novosteo Acquisition"), and the addition of new executive management has allowed us to strategically shift focus and prioritize the internal development of our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. Following the Novosteo Acquisition, the Company changed the corporate name to Quince Therapeutics, Inc. The Company is actively seeking compelling clinical-stage assets available for in-licensing and acquisition to expand our development pipeline.

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

Novosteo, Inc. Acquisition

On May 9, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Novosteo, Quince Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quince Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Company, Novosteo, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the securityholders’ representative. The transaction closed on May 19, 2022. Pursuant to the terms of the Merger Agreement, at the closing of the Novosteo Acquisition, each share of capital stock of Novosteo that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share, of the Company. The Company issued 5,520,000 shares and assumed 507,108 outstanding Novosteo options after conversion with the awards, retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Novosteo Acquisition.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, Merger Sub I merged with and into Novosteo (the “First Merger”), with Novosteo as the surviving entity in the First Merger (the “First Step Surviving Corporation”). Immediately following the First Merger, the First Step Surviving Corporation merged with and into Merger Sub II, with Merger Sub II surviving the Novosteo Acquisition. Merger Sub II was renamed Novosteo, LLC and is a wholly-owned single member limited liability corporation. Novosteo, LLC has a wholly owned subsidiary in Australia, Novosteo Pty Ltd.

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2023, the Company had an accumulated deficit of $305.4 million. Since inception through June 30, 2023, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”), a private investment in public equity transaction (“PIPE Financing”), and an at-the-market offering under an open market sales agreement. As of June 30, 2023, the Company had cash, cash equivalents, and short-term investments of $87.6 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements. The Company had no long-term investments as of June 30, 2023.

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

The condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the SEC on March 15, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Business Combinations

The Company accounts for business combinations using the acquisition method pursuant to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 805. This method requires, among other things, that results of operations of acquired companies are included in the Company's financial results beginning on the respective acquisition dates, and that identifiable assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using one of three valuation approaches, the income approach, the market approach or the cost approach. The Company reviewed the three valuation approaches and determined the income approach was the most appropriate model to approximate fair value for the Novosteo Acquisition. The income approach model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. The fair value of identifiable assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

Assets Held for Sale

Assets held for sale represent lab equipment that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of June 30, 2023, there were $0.1 million of lab equipment that are recorded as assets held for sale. The effect of suspending depreciation on the equipment held for sale is immaterial to the results of operations. The assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2023 and December 31, 2022 are presented in the following tables (in thousands):

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$9,329	$9,329	$—	$—
Certificates of deposit	4,218	—	4,218	—
Corporate notes	1,575	—	1,575	—
Government and agency notes	70,417	—	70,417	—
Total	$85,539	$9,329	$76,210	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$10,988	$10,988	$—	$—
Certificates of deposit	6,102	—	6,102	—
Repurchase agreements	9,000	—	9,000	—
Corporate notes	12,411	—	12,411	—
Government and agency notes	50,766	—	50,766	—
Municipal notes	506	—	506	—
Total	$89,773	$10,988	$78,785	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$9,329	$—	$—	$9,329
Certificates of deposit	4,265	—	(47)	4,218
Corporate notes	1,587	—	(12)	1,575
Government and agency notes	70,520	7	(110)	70,417
Total cash equivalents and investments	$85,701	$7	$(169)	$85,539

Classified as:
Cash equivalents (original maturities within 90 days)				$20,624
Short-term investments (maturities within one year)				64,915
Total cash equivalents and investments				$85,539

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$10,988	$—	$—	$10,988
Certificates of deposit	6,237	1	(136)	6,102
Repurchase agreements	9,000	—	—	9,000
Corporate notes	12,575	—	(164)	12,411
Government and agency notes	51,020	4	(258)	50,766
Municipal notes	510	—	(4)	506
Total cash equivalents and investments	$90,330	$5	$(562)	$89,773

Classified as:
Cash equivalents (original maturities within 90 days)				$40,593
Short-term investments (maturities within one year)				45,602
Long-term investments (maturities beyond 1 year)				3,578
Total cash equivalents and investments				$89,773

As of June 30, 2023, the remaining contractual maturities of available-for-sale securities was approximately 2 months. There have been no significant realized gains or losses on available-for-sale securities for the period presented. The Company records its available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairment and credit losses related to available-for-sale securities for the three and six months ended June 30, 2023 and 2022.

The table below summarizes the unrealized losses of the Company's investments in debt securities measured at fair value as of June 30, 2023 (in thousands):

	Less than twelve months		Twelve months or greater		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Certificates of deposit	$240	$—	$3,978	$(46)	$4,218	$(46)
Corporate notes	—	—	1,575	(12)	1,575	(12)
Government and agency notes	32,066	(14)	5,620	(97)	37,686	(111)
Total cash equivalents and investments	$32,306	$(14)	$11,173	$(155)	$43,479	$(169)

The investments are classified as available-for-sale securities. At June 30, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive income was comprised primarily of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and six months ended June 30, 2023 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

The table below summarizes the contractual maturities of the Company's investments in debt securities measured at fair value as of June 30, 2023 (in thousands):

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$64,915	$64,915	$—	$—	$—

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$2,026	$3,986
Money market funds	9,329	10,988
Repurchase agreements	—	9,000
Government and agency notes	11,295	20,605
Total cash and cash equivalents	$22,650	$44,579

Short-term investments:
Certificates of deposit	$4,218	$5,390
Municipal notes	—	506
Corporate notes	1,575	12,411
Government and agency notes	59,122	27,295
Total short-term investments	$64,915	$45,602

Long-term investments:
Certificates of deposit	$—	712
Government and agency notes	—	2,866
Total long-term investments	$—	$3,578

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

During the six months ended June 30, 2023, the Company received approximately $78,000 in equity investments without readily determinable fair values of Lighthouse, Inc. in exchange for the Legacy Assets, inclusive of additional equity securities by Lighthouse in the three months ended June 30, 2023$8,000 of additional equity investments issued during the three months ended June 30, 2023. As of June 30, 2023, the Company has not recorded any cumulative upward adjustments or cumulative impairments for its equity investments without readily determinable fair values.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$278	$223
Prepaid insurance	300	977
Prepaid research and development expenses	262	1,088
Australia research and development refundable tax credit	—	1,003
Other current assets	143	276
Total prepaid expenses and other current assets	$983	$3,567

Cortexyme Australia, Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and the Australian Tax Incentive will be received. The Company received a refundable tax credit of $0.5 million in the second quarter of 2023, which reduced prepaid expenses and other current assets by $0.5 million as of June 30, 2023. The Company recognized reductions to R&D expense of $0 for the three and six months ended June 30, 2023 and $0.4 million and $0.5 million reductions to R&D expense for the three and six months ended June 30, 2022.

Novosteo Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive as well. The Company received a refundable tax credit of $0.5 million in the first quarter of 2023, which reduced prepaid expenses and other current assets by $0.5 million as of March 31, 2023.

Assets Held for Sale

Assets held for sale consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Assets held for sale	94	—
Total assets held for sale	$94	$—

In response to the reprioritization of the Company's pipeline following the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities the Company reclassified the equipment on consignment of $0.1 million to Assets held for sale

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer equipment	$18	$18
Lab equipment	—	415
Finance lease right of use assets	—	124
Leasehold improvement	—	21
Less: accumulated amortization and depreciation	(12)	(185)
Property and equipment, net	$6	$393

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Personnel expenses	$736	$1,130
Professional fees	548	234
Research and development expenses	85	497
Current portion of operating lease liabilities	147	377
Current portion of finance lease liability	—	76
Other	83	185
Total accrued expenses and other current liabilities	$1,599	$2,499

Below is the severance accrual activity related to a cost reduction program during the period ended June 30, 2023 (in thousands):

For the Six Months Ended June 30,
2023
Beginning accrued severance	$—
Incurred during the period	268
Severance paid during the period	(268)
Ending accrued severance	$—

In response to the reprioritization of the Company's pipeline following the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities, the Board approved a cost reduction program to reorganize operations and allow continued support for the needs of the business. Under the cost reduction program, the Company lowered headcount through a reduction in workforce. The Company recognized the severance and related expenses over the requisite employment obligation period. The reduction in force was completed in April 2023.

Note 6. Leases

Real Estate Operating Leases

In May 2020, the Company entered into a lease agreement to rent space in San Diego, California. The lease agreement is for three years, which commenced August 1, 2020. Total payments under the lease will be $337,000. In June 2022, the Company determined the San Diego facility was no longer required and, as a result of this decision, recorded an impairment loss of approximately $136,000 at that date. The Company paid a security deposit of $29,000 which is included in Prepaid Expenses and Other Current Assets on the June 30, 2023 condensed consolidated balance sheets.

In June 2022, the Company entered into a Sublease Agreement to rent office space in South San Francisco, California. The Sublease agreement commenced on June 18, 2022 and ends on November 30, 2023. The total payments under the term of the lease are expected to be approximately $271,000. The Company paid a security deposit of $17,000 which is included in Prepaid Expenses and Other Current Assets on the June 30, 2023 condensed consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease right of use asset and liability of $256,000.

In October 2022, the Company entered into a lease agreement to rent space in West Lafayette, Indiana. The lease agreement amended the original lease to transfer liability to the Company due to the Novosteo Acquisition. The lease agreement is for 15 months, which commenced on October 1, 2022 and ends on December 31, 2023. The total payments under the term of the lease are expected to be approximately $151,000. At the commencement of the lease, the Company recorded an operating lease right of use asset and liability of $145,000.

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

In February 2023, as a result of the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities, the Company entered into a sublease agreement as the lessor for the majority of the West Lafayette facility. The lease commenced on March 17, 2023 and ends on December 31, 2023. The sublessee paid the Company a security deposit of $6,000 which is included in Accrued expenses and other current liabilities on the June 30, 2023 condensed consolidated balance sheets. Under the terms of the sublease, the Company is entitled to receive a total rental income that is expected to offset rent expense of $57,000. As a result of this decision and the sublease agreement, the Company recorded an impairment loss of approximately $66,000 which is included in other expense, net per statements of operations and comprehensive loss for the six months ended June 30, 2023 condensed consolidated statement of operations and comprehensive loss.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of June 30, 2023, total future rent expense from all real estate operating leases of $112,000 will be recognized over the remaining term of 5 to 6 months on a straight-line basis over the respective lease period.

Clinical Equipment Financing Lease

As part of the Novosteo Acquisition, the Company acquired a financing lease for certain lab equipment. The Company recognizes the depreciation expense in research and development expenses in the condensed consolidated statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the remaining contract term of 18 months. Amortization expense of the financing lease right of use asset for the six months ended June 30, 2023 was $6,000.

In February 2023, as a result of the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities, the Company exercised its purchase option for the financed equipment in order to resell and this equipment is currently held on consignment and is included in Assets held for sale on the June 30, 2023 condensed consolidated balance sheets. As a result of this action, the Company reduced the Finance lease ROU asset and Finance lease liability by approximately $70,000.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	June 30, 2023	December 31, 2022
Operating lease right of use asset, net	$110	$291
Short-term operating lease liability	$147	$377

Finance lease right of use asset	—	124
Finance lease accumulated amortization	—	(50)
Total finance lease right of use asset, net	$—	$74

Weighted average remaining lease term
Operating leases	0.6 years	0.9 years
Finance leases	—	1.0 year

Weighted average discount rate
Operating leases	6.36%	5.71%
Finance leases	—%	4.45%

	Operating Lease	Operating Lease
Year ended December 31, 2023 (excluding the six months ended June 30, 2023)	$149	$388
Total lease payments	149	388
Less: imputed interest	(2)	(11)
Total remaining lease liability	$147	$377

Note 7. Stock-Based Compensation

The Company operates three stock plans as of June 30, 2023.

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

The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of June 30, 2023, the maximum aggregate number of shares that remain available for issuance under the Quince 2019 Plan is 10,036,489 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.

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

As of June 30, 2023, the Company had 5,201,073 shares available for future issuance under the Quince 2019 Plan.

Stock Options

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	3,319,711	$16.07	4.77	$65
Options granted	1,559,958	0.95	—	—
Options exercised	(189,799)	0.43	—	162
Options cancelled / forfeited	(1,549,075)	15.13	—	—
Balance at June 30, 2023	3,140,795	$9.97	7.61	$814
Options vested and expected to vest as of June 30, 2023	3,140,795	9.97	7.61	814
Options exercisable as of June 30, 2023	1,316,814	$19.77	5.13	$154

For the three and six months ended June 30, 2023 the Company recognized stock-based compensation expense of $604,000 and $1,378,000, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2023, total unamortized employee stock-based compensation was $3.9 million, which is expected to be recognized over the remaining estimated vesting period of 2.27 years.

Performance Stock Options (“PSOs”)

There was no activity or balance of any PSOs from the 2019 plan for the six months ended June 30, 2023. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $0 related to these PSOs. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $0 and $2,044,000, respectively, related to these PSOs. As of June 30, 2023 and December 31, 2022, there was no remaining unamortized stock-based compensation related to PSOs.

Restricted Stock Units (“RSUs”)

The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Quince 2019 Plan
	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	30,876	$4.30
RSUs granted	—	—
RSUs vested	(7,225)	$4.30
RSUs cancelled	(19,188)	$4.30
Unvested - June 30, 2023	4,463	$4.30

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. The total grant date fair value of the RSUs vested during the three and six months ended June 30, 2023 was $6,400 and $31,100, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the three and six months ended June 30, 2023 was $2,200 and $7,900, respectively.

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of

$6,000 and $24,000, respectively, related to these RSUs. As of June 30, 2023, total unamortized stock-based compensation related to RSUs was $17,000, which is expected to be recognized over the remaining estimated vesting period of 0.68 years.

2019 Equity Incentive Plan (Novosteo)

On May 19, 2022, in accordance with the term of the Merger Agreement, the Company assumed the 2019 Novosteo, Inc Equity Incentive Plan (the "2019 Novosteo Plan"). The 2019 Novosteo Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Novosteo legacy employees. On the closing date, each outstanding Novosteo stock option granted under Novosteo’s equity compensation plans was converted into a corresponding stock option with the number of shares underlying such option and the applicable exercise price adjusted based on the exchange ratio of 0.0911. Each such converted stock option continues to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo stock option prior to the Novosteo Acquisition. The maximum aggregate number of shares that may be issued under the 2019 Novosteo Plan is 544,985 shares of the Company’s common stock.

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

As of June 30, 2023, the Company had 88,265 shares available for future issuance under the 2019 Novosteo Plan.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	503,105	$0.55	9.23	$44
Options granted	—	—	—	—
Options exercised	(3,027)	0.55	—	3
Options cancelled / forfeited	(37,848)	0.55	—	—
Balance at June 30, 2023	462,230	$0.55	8.73	$441
Options vested and expected to vest as of June 30, 2023	462,230	0.55	8.73	441
Options exercisable as of June 30, 2023	144,444	$0.55	8.73	$138

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $72,000 and $131,000, respectively, related to options granted to employees and non-employees for the 2019 Novosteo plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2023, total unamortized employee stock-based compensation was $0.8 million, which is expected to be recognized over the remaining estimated vesting period of 2.73 years.

On May 19, 2022, in accordance with the term of the Merger Agreement, the Company assumed a number of restricted stock awards ("RSAs") agreements with certain employees. Each outstanding Novosteo RSA was converted into a corresponding RSA with the number of shares underlying such RSA adjusted based on the exchange ratio of 0.0911. Each such converted RSA will continue to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo RSA prior to the Novosteo Acquisition.

Restricted Stock Awards

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	427,401	$3.30
RSAs granted	—	—
RSAs vested	(76,803)	3.30
RSAs cancelled	(8,536)	3.30
Unvested - June 30, 2023	342,062	$3.30

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $120,000 and $248,000, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2023, total unamortized employee stock-based compensation was $1.1 million, which is expected to be recognized over the remaining estimated vesting period of 2.29 years.

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

As of June 30, 2023, the Company had 301,245 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	3,742,255	$2.98	9.39	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(43,500)	2.98	—	—
Balance at June 30, 2023	3,698,755	$2.98	8.90	$—
Options vested and expected to vest as of June 30, 2023	3,698,755	2.98	8.90	—
Options exercisable as of June 30, 2023	1,001,745	$2.98	8.90	$—

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $519,000 and $1,022,000, respectively, related to options granted to employees and non-employees for the 2022 Inducement plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of June 30, 2023, total unamortized employee stock-based compensation was $6.1 million, which is expected to be recognized over the remaining estimated vesting period of 2.90 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expense	$946	$3,267	$2,069	$7,699
Research and development expense	375	1,784	734	6,593
Total stock-based compensation	$1,321	$5,051	$2,803	$14,292

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

Note 8. Related Party Transactions

David Lamond, Chairperson of the Board was a director and an equity holder in Novosteo, Inc. which Quince acquired on May 19, 2022. The shares of Novosteo, Inc. beneficially owned by Mr. Lamond were automatically canceled and converted into the right to receive shares of Quince common stock in accordance with the terms of the Merger Agreement. The respective boards of directors of Quince and Novosteo have approved the Merger Agreement, and the Novosteo’s stockholders adopted the Merger Agreement upon recommendation of the Novosteo board of directors. Mr. Lamond was not part of either company's special committees that evaluated the Novosteo Acquisition and recused himself from board meetings where the Novosteo Acquisition was discussed.

Dirk Thye, Chief Executive Officer, is an investor in Morphimmune Inc. and Philip Low, a former Board member of Quince Therapeutics, Inc., is a co-founder and Board member of Morphimmune Inc. During the six months ended June 30, 2023, the Company sold certain lab equipment to Morphimmune Inc. for $80,000 as well as signed a sublease with Morphimmune as the sublessee with total payments of approximately $57,000 for the lease term of March 17, 2023 through December 31, 2023.

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

The Company recorded a discrete tax benefit of $0.2 million in the six months ended June 30, 2023 due to the release of valuation allowance in connection with the write down of the in-process research and development ("IPR&D") intangible asset related to NOV004. As a result of the impairment, the Company reversed the Deferred tax liabilities associated with the intangible asset resulting in the tax benefit of $0.2 million as of March 31, 2023.

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

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	June 30,
	2023	2022
Stock options issued and outstanding	7,301,780	9,378,276
Restricted stock units	4,463	533,665
Restricted stock awards	342,062	506,100
Total	7,648,305	10,418,041

Note 11. Business Combination

On May 19, 2022, the Company completed the Novosteo Acquisition. Pursuant to the terms of the Merger Agreement, at the closing of the Novosteo Acquisition (the “Effective Time”), each share of capital stock of Novosteo (the “Novosteo Capital Stock”) that was issued and outstanding immediately prior to the Effective Time was automatically cancelled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”). These shares included options to purchase an aggregate of 507,108 shares of the Company Common Stock upon conversion of the outstanding Novosteo options based on the Company Option Exchange Ratio (as defined in the Merger Agreement), with the awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Novosteo Acquisition. These options, as well as 519,216 unvested restricted shares were concluded to be post-combination expense and were excluded from purchase consideration.

The transaction costs associated with the Novosteo Acquisition were approximately $1.1 million and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for Novosteo was approximately $16,502,587, which consisted of 5,000,784 shares at $3.30 per share.

The Company accounted for the Novosteo Acquisition as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805"). The Company applied the acquisition method, which requires the identifiable assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the date of acquisition (in thousands):

May 19, 2022
Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$10,593
Prepaid expenses and other current assets	1,040
ROU asset	124
Property and equipment	279
Intangible assets	5,900
Accounts payable and accrued liabilities	(1,726)
Deferred tax liabilities	(532)
Net assets acquired	$15,678
Goodwill	$825

The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The Novosteo Acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the fair values of the net assets acquired as of the acquisition date, primarily involving deferred tax liabilities.

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

The amounts of Novosteo's revenue and net loss included in the Company's condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022, and the unaudited pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2022 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Revenue	$262	$262
Net loss	(20,665)	(41,621)

Note 12. Intangible Assets

The intangible asset acquired as a result of the Novosteo Acquisition consists of in-process research and development ("IPR&D") related to NOV004, the Company's bone targeting molecule designed to accelerate fracture repair. The value of the IPR&D was determined using discounted probable future cash flows.

Significant assumptions used in determining the value of the intellectual property include the initiation of clinical trials and new drug application ("NDA") approval with respect to NOV004, probability of reaching various phases of development, costs and cost of goods sold, and the risk adjusted discount rate applied to the cash flows.

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

The following table provides details of the carrying amount of our indefinite-lived intangible asset (in thousands):

June 30, 2023
Unamortized intangible assets:
In-process research and development	$5,900
Impairment charge	(5,900)
Balance as of June 30, 2023	—

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

There was no amount related to goodwill reflected on the condensed consolidated balance sheet for the Company as of June 30, 2023 and December 31, 2022. In 2022, management performed an impairment evaluation of goodwill after assessing qualitative factors that indicated a possible impairment of goodwill. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall Company performance and events directly affecting the Company. It was noted during our assessment that the Company's market capitalization was significantly below its carrying value and a further quantitative analysis was conducted to determine to the extent, if any, the Company's carrying value exceeded its fair value as of September 30, 2022. The quantitative analysis used fair value based on market capitalization adjusted for control premium based on market comparable transactions. This quantitative analysis resulted in the Company's fair value being significantly below its carrying value, resulting in a non-cash goodwill impairment charge of $0.8 million being recorded during the year ended December 31, 2022.

Note 13. Subsequent Events

On July 21, 2023, the Company, EryDel Italy, Inc., a Delaware corporation and wholly owned indirect subsidiary of the Company, EryDel S.p.A, a company with shares incorporated under the laws of Italy, (“EryDel”), holders of EryDel capital stock and the managers of EryDel (the “EryDel Shareholders”) and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the EryDel Shareholders, entered into a Stock Purchase Agreement (the “EryDel Purchase Agreement”), pursuant to which, and subject to the terms and conditions set forth in the EryDel Purchase Agreement, the Company will indirectly acquire all of the outstanding equity interests of EryDel (the “EryDel Acquisition”). EryDel is a privately-held, late-stage biotech company, that has developed an autologous intracellular drug encapsulation (AIDE) technology and a Phase 3 lead asset, EryDex, targeting a rare fatal pediatric neurological disease, Ataxia-Telangiectasia (A-T), which currently has no approved treatments. Upon completion of the EryDel Acquisition, (i) the Company will issue up to 7,250,352 shares of common stock of the Company to the EryDel Shareholders, subject to downward adjustment, resulting in the EryDel Shareholders owning a maximum of approximately 16.7% of the outstanding common stock of the Company, and (ii) the EryDel Shareholders will have a contingent right to receive up to an aggregate of $485,000,000 in potential cash payments, comprised of up to $5,000,000 upon the achievement of a specified development milestone, $25,000,000 at NDA acceptance, up to $60,000,000 upon the achievement of specified approval milestones, and up to $395,000,000 upon the achievement of specified on market and sales milestones, with no royalties paid to EryDel. The Company will also assume in the transaction EryDel’s $13 million (€10 million in principal) European Investment Bank (“EIB”) loan with scheduled payments beginning in the second half of 2026. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to certain regulatory approvals and is expected to close once closing conditions have been met.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this quarterly report, including statements regarding timing and ability to consummate the EryDel Acquisition, satisfaction of closing conditions precedent to the consummation of the EryDel Acquisition, potential delays in consummating the EryDel Acquisition and our ability to achieve the anticipated benefits of the EryDel Acquisition, our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, adequacy of our cash resources and working capital, and potential acquisitions on in-licensing of new products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview

We are a preclinical stage biopharmaceutical company focused on acquiring, developing, and commercializing innovative therapeutics for patients suffering from debilitating and rare diseases. From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. Our predecessor company, Cortexyme, Inc. (“Cortexyme”) was initially founded on the seminal discovery of the presence of P. gingivalis and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. The acquisition of Novosteo, Inc. in 2022, and the addition of new executive management has allowed us to strategically shift focus. We are actively seeking an additional compelling clinical-stage assets available for in-licensing and acquisition to expand our development pipeline.

Business Update

On July 21, 2023, we entered into the EryDel Purchase Agreement with EryDel Italy, Inc., EryDel, EryDel Shareholders and Shareholder Representative Services LLC, pursuant to which, and subject to the terms and conditions set forth in the EryDel Purchase Agreement, we will indirectly acquire all of the outstanding equity interests of EryDel. EryDel is a privately-held, late-stage biotech company, that has developed an autologous intracellular drug encapsulation (AIDE) technology and a Phase 3 lead asset, EryDex, targeting a rare fatal pediatric neurological disease, Ataxia-Telangiectasia (A-T), which currently has no approved treatments. Upon completion of the EryDel Acquisition, (i) we will issue up to 7,250,352 shares of our common stock to the EryDel Shareholders, subject to downward adjustment, resulting in the EryDel Shareholders owning a maximum of approximately 16.7% of our outstanding common stock, and (ii) the EryDel Shareholders will have a contingent right to receive up to an aggregate of $485,000,000 in potential cash payments, comprised of up to $5,000,000 upon the achievement of a specified development milestone, $25,000,000 at NDA acceptance, up to $60,000,000 upon the achievement of specified approval milestones, and up to $395,000,000 upon the achievement of specified on market and sales milestones, with no royalties paid to EryDel. We will also assume in the transaction EryDel’s $13 million (€10 million in principal) EIB loan with scheduled payments beginning in the second half of 2026. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to certain regulatory approvals and is expected to close once closing conditions have been met.

Novosteo Acquisition

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

Pursuant to the terms of the Merger Agreement, at the closing of the Novosteo Acquisition (the “Effective Time”), each share of capital stock of Novosteo that was issued and outstanding immediately prior to the Effective Time was automatically canceled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share. We issued 5,520,000 shares of common stock representing approximately 15.5% of outstanding stock on the completion of the Novosteo Acquisition. We also assumed 507,108 options to purchase shares of our common stock upon conversion of the outstanding Novosteo options with awards retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Novosteo Acquisition.

In conjunction with the Novosteo Acquisition, we appointed Novosteo executives Dirk Thye, M.D. as Chief Executive Officer, Dr. Karen Smith, M.D., Ph.D. as Chief Medical Officer and Brendan Hannah as Chief Business Officer. We also appointed Dr. Thye and Phillip S. Low, Ph.D. to our Board of Directors as Class II and Class I directors, respectively.

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

To date, we have not generated any product revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of June 30, 2023, we had an accumulated deficit of $305.4 million. We incurred a net loss of $4.9 million and $17.1 million in the three and six months ended June 30, 2023, respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through June 30, 2023, we received net proceeds of approximately $303.8 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies LLC (the "Sales Agreement"). We did not sell any shares or receive any proceeds during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, we sold zero and 51,769 shares of common stock, respectively, under the Sales Agreement and received net proceeds of $0 and $0.6 million, respectively. The registration statement registering the shares subject to the Sales Agreement has expired as of June 1, 2023.

As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $87.6 million and $90.2 million, respectively. The balances exclude long-term investments of $0 and $3.6 million as of those same periods. Our cash equivalents and short-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, which would include anticipated clinical and development activities related to EryDel lead asset through potential NDA submission to the FDA, assuming positive results from the clinical trial, into at least 2026, but does not include any costs or cash expenditures associated with any additional potential asset acquisition. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

We believe that the assumptions and estimates associated with accrued research and development expenditures, stock-based compensation, and assumptions regarding intangible valuation resulting from the Novosteo Acquisition have the most significant impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgements and Use Estimates” in our 2022 Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•
Research and Development Expenses
•
Stock-based Compensation Expenses
•
Income Taxes
•
Business Combination
•
Goodwill
•
Identifiable Intangible Assets

There have been no material changes in our critical accounting policies during the six months ended June 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K.

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

To date, our research and development expenses have supported the advancement of atuzaginstat (COR388) and COR588 and to a lesser extent the clinical and regulatory development of NOV004. We expect our research and development expenses to decrease significantly from current levels until such time as we in-license an additional new product candidate or we begin the EryDel trial. Predicting the timing or the costs to in-license a new drug candidate is difficult because of many factors.

In addition, the probability of success of any additional in-licensed product candidate will depend on numerous factors, including safety, efficacy, competition, manufacturing capability and commercial viability. We will need to determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

We anticipate that our general and administrative expenses will increase as a result of the EryDel transaction. We anticipate an increase of our general and administrative expense after potential in-licensing of a drug candidate as the size of our business and research and development operations would need to grow to support additional research and development activities.

Interest Income

Interest and other income, net consists primarily of interest earned on our short-term and long-term investments portfolio.

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

The following sets forth our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$1,353	$7,199	$(5,846)	(81.2)%
General and administrative	4,231	9,059	(4,828)	(53.3)%
Loss from operations	(5,584)	(16,258)	10,674	(65.7)%
Interest income	805	145	660	455.2%
Other expense, net	(107)	(735)	628	(85.4)%
Net loss before income tax benefit	(4,886)	(16,848)	11,962	(71.0)%
Income tax benefit	—	284	(284)	(100.0)%
Net loss	$(4,886)	$(16,564)	$11,678	(70.5)%

Research and Development Expenses (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$12	$143	(131)	(92)%
COR588	—	1,837	(1,837)	(100)%
NOV004	395	319	76	24%
Other direct research costs	24	553	(529)	(96)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	803	4,035	(3,232)	(80)%
Facilities and other research and development expenses	119	312	(193)	(62)%
Total research and development expenses	$1,353	$7,199	$(5,846)	(81.2)%

Research and development expenses were $1.4 million for the three months ended June 30, 2023, compared to $7.2 million for the three months ended June 30, 2022, a decrease of $5.8 million.

The costs for atuzaginstat (COR388) decreased by $0.1 million in the three months ended June 30, 2023 as compared to the prior year period due to conclusion of GAIN trial in the fourth quarter of 2021 and minimal related costs being incurred in the second quarter of 2023. As a result, we experienced a decrease of $0.1 million in consulting expenses related to atuzaginstat (COR388).

Our Phase 1 SAD/MAD testing in healthy volunteers was completed in the second quarter of 2022. As a result, the costs for COR588 decreased by $1.8 million in the three months ended June 30, 2023 as compared to the prior year period due to $0.9 million decrease for non-clinical work supporting COR588, a $0.7 million decrease in drug manufacturing costs, as well as a $0.2 million decrease in clinical trial costs.

In the quarter ended June 30, 2023, the costs for NOV004 increased by $0.1 million after the Novosteo Acquisition on May 19, 2022, primarily as a result of the increase in drug manufacturing costs as we prepared our compound for Phase 1 clinical trials. Due to the decision made on January 30, 2023 to align with our updated corporate strategy, our NOV004 costs will be minimal for the remainder of 2023.

In the quarter ended June 30, 2023, other direct research costs decreased $0.5 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research related to our legacy assets which were sold to Lighthouse Pharmaceutical in January 2023.

We also incurred decreases of $3.2 million in personnel related expenses in the three months ended June 30, 2023 due to a $1.4 million decrease in allocated stock-based compensation costs, a decrease of $1.0 million of severance incurred, and a decrease of $0.8 million related to reduced headcount year over year.

Facilities and other research and development expenses decreased $0.2 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 primarily due to the decrease in rent and facilities expenses related to the shut down of the Purdue lease and a decrease in storage fees for samples.

General and Administrative Expenses

General and administrative expenses decreased by $4.8 million to $4.2 million for the three months ended June 30, 2023 from $9.1 million for the three months ended June 30, 2022. The decrease in general and administrative expenses is primarily due to a decrease of $3.4 million in personnel related expenses due to a $2.3 million decrease in allocated stock-based compensation expense, a $0.7 million decrease of severance incurred, and a decrease of $0.4 million related to reduced headcount year over year. We also incurred a $0.9 million decrease in legal fees and a $0.7 million decrease in corporate insurance expenses and other professional and administrative expense due to our cost reductions efforts announced in the first quarter of 2023 and lower Director & Officers insurance premiums, this was partially offset by an increase of $0.2 million in audit and tax fees quarter over quarter.

Interest Income

Interest income increased by $0.7 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was due to increased yields on our investment portfolio which were partially offset by decreased average balances.

Other Expense

Other expense decreased by $0.6 million for the three months ended June 30, 2023, primarily due to unrealized losses resulting from changes in foreign exchange rates, as well as a decrease of $0.2 million related to the San Diego lease impairment loss and loss on disposal of fixed assets that were recorded for the three months ended June 30, 2022.

Income Tax

We recorded an $0.3 million income tax benefit for the three months ended June 30, 2022 as a result of the Novosteo Acquisition. This resulted in a decrease of $0.3 million when compared to the current quarter as the Company did not record an income tax benefit for the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

The following sets forth our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$4,583	$19,960	$(15,377)	(77.0)%
General and administrative	8,057	18,116	(10,059)	(55.5)%
Intangible Asset Impairment charge	5,900	—	5,900	100.0%
Loss from operations	(18,540)	(38,076)	19,536	(51.3)%
Interest income	1,505	217	1,288	593.5%
Other expense, net	(353)	(630)	277	(44.0)%
Net loss before income tax benefit	(17,388)	(38,489)	21,101	(54.8)%
Income tax benefit	248	284	(36)	(12.7)%
Net loss	$(17,140)	$(38,205)	$21,065	(55.1)%

Research and Development Expenses (in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$162	$1,261	$(1,099)	(87.2)%
COR588	11	4,011	(4,000)	(99.7)%
NOV004	2,004	319	1,685	528.2%
Other direct research costs	28	1,407	(1,379)	(98.0)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	2,094	12,337	(10,243)	(83.0)%
Facilities and other research and development expenses	284	625	(341)	(54.6)%
Total research and development expenses	$4,583	$19,960	$(15,377)	(77.0)%

Research and development expenses were $4.6 million for the six months ended June 30, 2023, compared to $20.0 million for the six months ended June 30, 2022, a decrease of $15.4 million.

The costs for atuzaginstat (COR388) development decreased $1.1 million from the same period in the prior year due to a decrease of $0.8 million in drug manufacturing costs, a decrease in non-clinical analysis related to the GAIN trial samples of $0.1 million, and a decrease of $0.2 million related to consulting for atuzaginstat (COR388).

Our Phase 1 SAD/MAD testing in healthy volunteers was completed in the second quarter of 2022. As a result, the costs for COR588 decreased $4.0 million from the same period in the prior year due to a decrease of $2.0 million for non-clinical studies to support COR588, a $1.2 million decrease in drug manufacturing costs, a $0.7 million decrease in clinical trial costs, and a $0.1 million decrease in consulting expenses to support COR588.

As we sold our legacy protease inhibitor portfolio including COR388 and COR588 to Lighthouse Pharmaceuticals, Inc. in January 2023, we do not expect any additional expenses related to these legacy assets from the second quarter of 2023 onward.

For the six months ended June 30, 2023, the costs for NOV004 increased by $1.7 million after the Novosteo Acquisition on May 19, 2022, primarily as a result of the increase in drug manufacturing costs as we prepared our compound for Phase 1 clinical trials. Due to the decision made on January 30, 2023 to align with our updated corporate strategy, our NOV004 costs will be minimal for the remainder of 2023.

Additionally, for the six months ended June 30, 2023, other direct research costs decreased $1.4 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research related to our legacy assets which were sold to Lighthouse Pharmaceutical in January 2023.

For the six months ended June 30, 2023, we also experienced a net decrease of $10.2 million in personnel related expenses as a result of a $5.9 million decrease in allocated stock-based compensation costs, a decrease of $1.7 million of severance incurred, and a decrease of $2.7 million related to reduced headcount year over year.

For the six months ended June 30, 2023, facilities and other research and development expenses decreased $0.3 million from the six months ended June 30, 2022 primarily due to a $0.2 million decrease in rent and facilities expenses related to the shut down of the Purdue lease and a decrease in storage fees for samples and a $0.1 million decrease in the purchase of non-clinical supplies

General and Administrative Expenses

General and administrative expenses decreased by approximately $10.0 million to $8.1 million for the six months ended June 30, 2023 from $18.1 million for the six months ended June 30, 2022. The decrease in general and administrative expenses is primarily due to a decrease of $8.0 million in personnel related expenses due to a $5.6 million decrease in allocated stock-based compensation expense, a $1.5 million decrease of severance incurred, and a decrease of $0.9 million related to reduced headcount year over year. We also incurred a $0.9 million decrease in legal fees and a $1.3 million decrease in corporate insurance expenses and other professional and administrative expense due to our cost reductions efforts announced in the first quarter of 2023 and lower Director & Officers insurance premiums, this was partially offset by an increase of $0.2 million in audit and tax fees quarter over quarter.

Intangible Asset Impairment Charge

As of March 31, 2023, we conducted an impairment analysis of our intangible asset IPR&D that resulted from the purchase of Novosteo, Inc. in May 2022. To determine the extent, if any, by which our IPR&D Intangible Asset was impaired, we conducted a quantitative analysis which resulted in our fair value being significantly below our current carrying value due to the assumptions changing as a result of the decision to hold this asset for sale in January 2023. As a result of the analyses, we recorded a non-cash intangible asset IPR&D impairment charge of $5.9 million for the three months ended March 31, 2023. We did not record any additional impairment charges for the three months ended June 30, 2023.

Interest Income

Interest income increased by $1.3 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was due to increased yields on our investment portfolio which were partially offset by decreased average balances.

Other Expense

Other expense decreased by $0.3 million for the six months ended June 30, 2023, primarily due to unrealized losses resulting from changes in foreign exchange rates, as well as a decrease of $0.2 million related to the San Diego lease impairment loss and loss on disposal of fixed assets that were recorded for the three months ended June 30, 2022.

Income Tax

There was no change in the income tax benefit as we recorded an $0.2 million income tax benefit for the six months ended June 30, 2023 as a result of the quantitative and qualitative analysis that concluded in the NOV004 asset being fully impaired and written off, and we also recorded an $0.3 million income tax benefit for the three months ended June 30, 2022 as a result of the Novosteo Acquisition.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $305.4 million. and we had cash, cash equivalents and investments of $87.6 million.

Based on our existing business plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, which would include anticipated clinical and development activities related to EryDel's lead asset through potential NDA submission to the FDA, assuming positive results from the clinical trial, into at least 2026, but does not include any costs or cash expenditures associated with any additional potential asset acquisition.

Capital Resources

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to NOV004, business development expenses, and other general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

In January 2023 we out-licensed our legacy protease inhibitors to Lighthouse Pharmaceuticals, Inc. and announced our intention to out-license our current preclinical drug candidate NOV004. We also intend to concentrate our efforts on in-licensing clinical-stage assets targeting debilitating and rare diseases. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any potential future product candidates or whether, or when, we may achieve profitability.

In the near term, our primary uses of cash will be to fund our operations, including business development activities, and administrative personnel related expenses. Our uses of cash beyond the next 12 months will depend on many factors, including our ability to close the EryDel transaction and the general economic environment in which we operate and our ability to progress on our additional out-licensing and in-licensing timelines, which are uncertain.

We may continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are able to close the transaction with EryDel, or in-license or acquire at least one additional clinical stage asset, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, which would include anticipated clinical and development activities related to EryDel's lead asset through potential NDA submission to the FDA, assuming positive results from the clinical trial, through at least 2026, but does not include any costs or cash expenditures associated with any additional potential asset acquisition.

Summary Statement of Cash Flows

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(7,396)	$(31,506)
Investing activities	(14,783)	8,162
Financing activities	76	730
Effect of exchange rate changes on cash	174	(182)
Net decrease in cash and cash equivalents	$(21,929)	$(22,796)

Operating Activities

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2023. Cash used in operating activities was primarily due to our net loss of $17.1 million for the period, adjusted for $7.9 million of non-cash items, including $2.8 million in stock-based compensation and $5.9 million in impairment loss due to the write down of the IPR&D asset, as well as a net decrease in our current assets of $2.8 million, offset by a net decrease in accounts payable, accrued expenses and other current liabilities of $1.0 million.

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

Investing Activities

Net cash used in investing activities was $14.8 million in the six months ended June 30, 2023, primarily related to the purchase of investments of $50.1 million and maturities of investments of $35.4 million.

Net cash provided by investing activities was $8.2 million in the six months ended June 30, 2022, primarily related to the purchase of investments of $36.8 million, maturities of investments of $34.4 million, cash acquired from the Novosteo Acquisition of $10.6 million.

Financing Activities

Net cash provided by financing activities was $0.1 million in the six months ended June 30, 2023, which consisted of net proceeds from the exercise of stock options in the period.

Net cash provided by financing activities was $0.7 million in the six months ended June 30, 2022, which consisted of proceeds from the issuance of common stock in connection with an open market sales agreement, net of issuance costs as well as proceeds from the exercise of options.

Contractual Obligations and Commitments

Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of June 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $0.7 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of June 30, 2023. Other than our operating lease commitments, we do not have any material non-cancellable future commitments based on existing contracts as of June 30, 2023.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Some of these risks are:

•
We may experience difficulties integrating Quince and EryDel’s operations and realizing the expected benefits of the EryDel Acquisition.

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

•
If we are unable to successfully out-license our bone targeting assets, our business could suffer.

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

Risks Related to our Pending Acquisition

Failure to complete our proposed acquisition of EryDel S.p.A. could negatively impact our business, financial results, and stock price.*

On July 21, 2023, we entered into the EryDel Purchase Agreement. The completion of the proposed EryDel Acquisition under the EryDel Purchase Agreement is subject to the satisfaction of customary closing conditions as described therein. If for any reason the EryDel Acquisition is not completed, our ongoing business may be adversely impacted and we will be subject to a number of risks, including:

•
the financial markets may react negatively, resulting in negative impacts on our stock price and other adverse impacts;
•
we may experience negative reactions from employees or third parties;
•
we will have incurred substantial expenses and will be required to pay certain costs relating to the EryDel Acquisition, whether or not the EryDel Acquisition is completed, such as the forgivable loan, legal, accounting, and other professional and administrative fees; and
•
matters relating to the EryDel Acquisition may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have benefited us.

We may experience difficulties integrating EryDel’s operations and realizing the expected benefits of the EryDel Acquisition.*

Even if we complete the EryDel Acquisition, the success of the EryDel Acquisition will depend in part on our ability to realize the expected operational efficiencies and associated cost synergies and anticipated business opportunities and growth prospects from the EryDel Acquisition in an efficient and effective manner. We may not be able to fully realize the operational efficiencies and associated cost synergies or leverage the potential business opportunities and growth prospects to the extent anticipated or at all.

Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees or third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the operations of EryDel or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of future revenue and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected.

Risks Relating to Our Evaluation of Strategic Alternatives and Our Business

The impact and results of our previously announced strategic direction are uncertain and may not be successful.*

As announced in January 2023, we intend to prioritize capital resources toward the expansion of our development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. Since that time, our management has been actively engaged in identifying and evaluating numerous biopharmaceutical assets for their potential fit with our corporate objectives. On July 21, 2023 we entered into the EryDel Purchase Agreement with EryDel in connection with the EryDel Acquisition, the completion of which is subject to the satisfaction of customary closing conditions as described in the EryDel Purchase Agreement.

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

We have no drug candidates approved for sale and none in development, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2022 and 2021, our net losses were $51.7 million and $89.9 million, respectively. We had an accumulated deficit of $305.4 million as of June 30, 2023.

Before we are able to generate any revenue, we will need to commit substantial funds to the anticipated clinical and development activities related to EryDel lead asset, as well as to in-license additional assets or acquire new drug candidates, then continue development of any drug candidates, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders.

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

We expect to explore partnership and licensing opportunities to support the future development of NOV004, our bone targeting molecule designed to accelerate fracture repair, but we may not be able to find a suitable partner. See also the risk factor titled “Because the potential rare disease target patient populations of NOV004 are small, and the addressable patient population even smaller, we may not be able to successfully identify potential patients to out-license this asset.” We may also encounter other unforeseen expenses, difficulties, complications, delays and other known and unknown challenges as we pursue our current strategic direction, which includes acquiring and/or in-licensing new product candidates, such as the assets to be acquired in connection with the EryDel Acquisition.

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

The pursuit of our strategy to acquire one or more clinical-stage assets targeting debilitating and rare diseases involves significant management time, effort and associated expense, and if such assets are identified, will require us to incur significant additional expenses to consummate. Moreover, we expect to require substantial additional funding to finance such acquisitions and to advance the development and optimize the commercialization of such assets, including the assets to be acquired in connection with the EryDel Acquisition, and there can be no assurance that such additional funding will be available on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may not be able to effectively implement our strategic plan.

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

We have recently sold our legacy small molecule protease inhibitor portfolio to Lighthouse Pharmaceuticals, which is a newly organized, private development stage company in the start-up phase, and has only recently commenced its operations. There is currently no existing public market for the shares of Lighthouse Pharmaceuticals’ common stock, and there can be no assurance that an active public market will ever develop. The absence of an active public market for these securities would make it difficult for us to sell the shares of Lighthouse Pharmaceuticals’ common stock and realize any value from them. To date, Lighthouse’s operations have been primarily limited to organizing and staffing its company and completing the acquisition of our legacy assets. Accordingly, it is difficult if not impossible to predict Lighthouse’s future performance or to evaluate its business and prospects, or ability to develop our legacy assets. For these and other reasons, our stockholders may realize little or no value from the divestiture of our legacy assets.

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

In connection with our new strategic pursuits, we may expand our size and operations through acquisitions or other strategic transactions, including through the EryDel Acquisition. Our future success depends, in part, upon our ability to manage such expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected synergies and other benefits anticipated from any future acquisitions or strategic transactions that we may undertake in the future.

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

The success of our business depends in part on our ability to successfully acquire or in-license new product candidates, including the assets to be acquired in connection with the EryDel Acquisition. Our acquisition and in-licensing efforts focus on identifying assets in development by third parties across a diverse range of therapeutic areas that, in our view, are underserved or undervalued. We may decide to proceed with the development of a product candidate and later determine that the more costly and time intensive trials do not support the initial value the product candidate was thought to hold. Even if a product candidate does prove to be valuable, its value may be less than anticipated at the time of investment. We may also face competition for attractive investment opportunities. A number of entities compete with us for such opportunities, many of which have considerably greater financial and technical resources. If we are unable to identify a sufficient number of such product candidates, or if the product candidates that we identify do not prove to be as valuable as anticipated, we will not be able to generate returns and implement our investment strategy and our business and results of operations may suffer materially.

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction.*

We have developed our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. NOV004 is a systemically administered bone anabolic peptide engineered to target and concentrate at bone fracture sites. We are actively exploring partnership and licensing opportunities, including out-licenses, for our now suspended development program related to NOV004. We face significant competition in our pursuit of these opportunities, and any arrangements will likely be complex and time-consuming to negotiate and document. If we are unable to identify suitable partners for our indications or if we are required to enter into agreements with such partners on unfavorable terms, our business and prospects could materially suffer.

Risks Related to Our Business and the Development of Our Drug Candidates

If we are unable to successfully out-license our bone targeting assets, our business could suffer.*

We have developed our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. NOV004 is a systemically administered bone anabolic peptide engineered to target and concentrate at bone fracture sites. Currently, we intend to explore partnership and licensing opportunities to support the future development of NOV004. However, we may not be able to identify suitable partners. If we are unable to identify suitable partners for our indications or if we are required to enter into agreements with such partners on unfavorable terms, our business and prospects could suffer.

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

•
regulatory authorities, institutional review boards (“IRBs”) or ethics committees (“ECs”) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or we may fail to reach a consensus with regulatory authorities on trial design;
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
•
we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different contract research organizations (“CROs”) and trial sites;
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

From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. After the Novosteo Acquisition in 2022, we shifted our operational focus on the development of our bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. In January 2023, we made a strategic decision to out-license our bone-targeting drug platform and prioritize capital resources toward the expansion of our development pipeline through opportunistic in-licensing and acquisition of other clinical-stage assets targeting debilitating and rare diseases. We have a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have only initiated one late stage clinical trial, and have not obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

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

Accordingly, we will need to obtain substantial additional funding in order to fully execute on our corporate strategy. As of June 30, 2023, we had $87.6 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

We believe that our existing capital resources will be sufficient to fund our projected operations, which would include anticipated clinical and development activities related to EryDel's lead asset through potential NDA submission to the FDA, assuming positive results from the clinical trial, through at least 2026, but does not include any costs or cash expenditures associated with any additional potential asset acquisition. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

The development of a drug candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market any potential drug candidates in the United States until we receive approval of a NDA from the FDA. We have not submitted any marketing applications for a drug candidate.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with current good clinical practice regulations (“GCP”) for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register any future clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

In addition, the manufacturing process for any potential drug candidates that we may develop is subject to FDA and foreign regulatory requirements, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements, including complying with current good manufacturing practices (“cGMPs”), on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce drug candidates in accordance with the requirements of the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such future drug candidates. Even if we obtain regulatory approval for any of our potential drug candidates, there is no assurance that either we or our third party contract manufacturers will be able to manufacture the approved drug in accordance with the requirements of the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the drug, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We and any of our potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we violate HIPAA.

Several foreign jurisdictions, including the European Union (the “EU”) its member states, the United Kingdom and Australia, among others, have adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. These laws and regulations are complex and change frequently, at times due to changes in political climate, and existing laws and regulations are subject to different and conflicting interpretations, which adds to the complexity of processing personal data from these jurisdictions. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance.

The General Data Protection Regulation (“GDPR”) imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulatory authorities and affected individuals of personal data breaches, extensive new internal privacy governance obligations, and obligations to honor expanded rights of individuals in relation to their personal information (for example, the right to access, correct and delete their data). In addition, the GDPR generally maintains restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional potential mechanisms to ensure compliance.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”) substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drug candidates, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the “negotiated fair price” under the law and (ii) impose rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our ability to successfully commercialize any drugs that we develop depends in part on the extent to which coverage and adequate reimbursement are available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, each individually decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs (“VA”) hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our product candidates, if approved.

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

Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery and anti-corruption laws.

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

We have applied, and we intend to continue applying, for patents covering aspects of our current drug candidates, any future drug candidates, or other proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of June 30, 2023, Novosteo LLC, our wholly owned subsidiary, is the owner of record of one pending Patent Cooperation Treaty patent application related to certain uses of NOV004.

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

We depend on a license agreement with Purdue and termination of this license could result in the loss of significant rights, which would harm our business.*

On June 3, 2020, Novosteo, Inc. entered into a License Agreement with Purdue Research Foundation, as amended on March 21, 2022, July 22, 2022, and June 22, 2023, which License Agreement was assigned to us on October 17, 2022 (as amended, the “Purdue Agreement”). Under the Purdue Agreement, we obtained an exclusive worldwide license under bone fracture repair and oncology therapeutics related patents and technology developed by the Purdue University and owned by Purdue Research Foundation to make or have made, use, sell or have sold, and import, and otherwise exploit products that are covered by such patents and technology, including the right to grant and authorize sublicenses, subject to Purdue Research Foundation’s consent. Such exclusive license is subject to certain rights retained by the U.S. government and Purdue Research Foundation. As of June 30, 2023, we are the exclusive licensee of one issued U.S. patent, one issued non-U.S. patent and at least 26 pending U.S. and non-U.S. patent applications under the Purdue Agreement.

Under the Purdue Agreement, one issued U.S. patent relates to NOV004, with claims directed to NOV004 and related pharmaceutical compounds and use of these compounds in the treatment of bone fractures. Pending U.S. and non-U.S. patent applications relate to NOV004 and related pharmaceutical compounds, pharmaceutical compositions containing these compounds, and methods of using these compounds in the treatment of various indications.

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

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.*

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

We may not be able to protect our intellectual property rights throughout the world.*

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

We may become the target of securities class actions or stockholder derivative claims. Securities-related class action litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs. Any preclinical or clinical trial results that the investors may deem as unfavorable, volatility in our stock price and other matters affecting our business and operations may subject us to actual and threatened securities class actions or stockholder derivative claims. In addition, we may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Novosteo’s business and ours following the Novosteo Acquisition, out-licensing of our legacy assets or any potential strategic transactions. These types of proceedings may result in substantial costs, divert management’s attention from other business concerns and adversely impact our business, results of operations and financial condition.

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

If we are unable to close the EryDel transaction, we may be treated as a “public shell” company, which could have negative consequences, including potential Nasdaq delisting of our common stock.*

If we are unable to close the EryDel transaction, we may be treated as a “public shell” company under the Nasdaq rules and the Securities Act. Although the evaluation of whether a listed company is a public shell company is based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell. Listed companies determined to be public shells by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

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
2.1*

Stock Purchase Agreement, dated as of July 21, 2023 by and among Quince Therapeutics, Inc., EryDel Italy, Inc., EryDel S.p.A., certain holders and managers set forth on Schedule II thereto, and Shareholder Representative Services LLC, as the stockholder representative

		8-K	7/24/2023	001-38890
3.1	Amended and Restated Certificate of Incorporation	8-K	5/13/2019	001-38890
3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	8/1/2022	001-38890
3.3	Amended and Restated Bylaws	8-K	8/1/2022	001-38890
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	4/5/2023	001-38890
4.1	Rights Agreement dated as of April 5, 2023, between Quince Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4/5/2023	001-38890
10.1**	Amendment No. 3 to License Agreement dated June 22, 2023 by and between Purdue Research Foundation and Novosteo Inc.				X
31.1	Certification of Principal Executive pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Executive pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
32.1#	Certification of Principal Executive pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Certification of Principal Executive pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

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

Quince Therapeutics, Inc.

Date: August 3, 2023	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Brendan Hannah
Brendan Hannah
Chief Business Officer
(Principal Financial Officer)