Form 10-Q
period 2023-09-30
Quince Therapeutics, Inc.
filed 2023-11-14
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 42,868,947 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Quince Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022 (1)
ASSETS
Current assets:
Cash and cash equivalents	$21,632	$44,579
Short term investments	61,593	45,602
Prepaid expenses and other current assets	1,448	3,567
Note receivable	500	—
Total current assets	85,173	93,748
Assets held for sale	82	—
Property and equipment, net	5	393
Operating lease right-of-use assets, net	48	291
Long term investments	—	3,578
Intangible asset	—	5,900
Equity investments in Lighthouse Pharmaceuticals, Inc.	78	—
Total assets	$85,386	$103,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409	$570
Accrued expenses and other current liabilities	1,844	2,499
Total current liabilities	2,253	3,069
Deferred tax liabilities	—	248
Total liabilities	2,253	3,317

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,343,632 and 36,136,480 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	36	36
Additional paid in capital	393,331	389,105
Accumulated other comprehensive income (loss)	516	(289)
Accumulated deficit	(310,750)	(288,259)
Total stockholders’ equity	83,133	100,593
Total liabilities and stockholders’ equity	$85,386	$103,910

(1) The balance sheet as of December 31, 2022 is derived from the audited financial statements as of that date

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,431	$2,451	$6,013	$22,410
General and administrative	4,663	4,344	12,786	22,461
Goodwill impairment charge	—	825	—	825
Intangible asset impairment charge	—	—	5,900	—
Total operating expenses	6,094	7,620	24,699	45,696
Loss from operations	(6,094)	(7,620)	(24,699)	(45,696)
Interest income	959	315	2,464	532
Other expense, net	(216)	(616)	(504)	(1,246)
Net loss before income tax benefit	(5,351)	(7,921)	(22,739)	(46,410)
Income tax benefit	—	—	248	284
Net loss	(5,351)	(7,921)	(22,491)	(46,126)
Other comprehensive income (loss):
Foreign currency translation adjustments	158	343	309	481
Unrealized gain (loss) on available for sales securities	101	(130)	496	(655)
Total comprehensive loss	$(5,092)	$(7,708)	$(21,686)	$(46,300)
Net loss per share - basic and diluted	$(0.15)	$(0.22)	$(0.63)	$(1.41)
Weighted average shares of common stock outstanding - basic and diluted	36,073,040	35,612,749	35,941,234	32,758,132

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended September 30, 2023 and 2022
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance June 30, 2023	36,327,995	$36	$391,990	$257	$(305,399)	$86,884
Issuance of common stock on exercise of stock options and vesting of restricted stock units	70,394	—	28	—	—	28
Restricted stock award retirement	(54,757)	—	(18)	—	—	(18)
Stock based compensation	—	—	1,331	—	—	1,331
Foreign currency translation adjustment	—	—	—	158	—	158
Unrealized gain on available for sale investments	—	—	—	101	—	101
Net loss	—	—	—	—	(5,351)	(5,351)
Balance September 30, 2023	36,343,632	$36	$393,331	$516	$(310,750)	$83,133

Balance June 30, 2022	35,977,688	$36	$386,766	$(466)	$(274,804)	$111,532
Issuance of common stock on exercise of stock options and vesting of restricted stock units	152,618	—	13	—	—	13
Stock based compensation	—	—	694	—	—	694
Foreign currency translation adjustment	—	—	—	343	—	343
Unrealized loss on available for sale investments	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(7,921)	(7,921)
Balance September 30, 2022	36,130,306	$36	$387,473	$(253)	$(282,725)	$104,531

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share and per share amounts)

For the nine months ended September 30, 2023 and 2022
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2023	36,136,480	$36	$389,105	$(289)	$(288,259)	$100,593
Issuance of common stock on exercise of stock options and vesting of restricted stock units	270,445	—	110	—	—	110
Restricted stock award retirement	(63,293)	—	(18)	—	—	(18)
Stock based compensation	—	—	4,134	—	—	4,134
Foreign currency translation adjustment	—	—	—	309	—	309
Unrealized gain on available for sale investments	—	—	—	496	—	496
Net loss	—	—	—	—	(22,491)	(22,491)
Balance September 30, 2023	36,343,632	$36	$393,331	$516	$(310,750)	$83,133

Balance January 1, 2022	30,074,412	$30	$355,234	$(79)	$(236,599)	$118,586
Issuance of common stock in connection with open market sales agreement, net of issuance costs of $19	51,769	—	608	—	—	608
Issuance of common stock on exercise of stock options and vesting of restricted stock units	484,125	—	148	—	—	148
Stock based compensation	—	—	14,986	—	—	14,986
Share issuance in connection with acquisition of Novosteo, Inc.	5,520,000	6	16,497	—	—	16,503
Foreign currency translation adjustment	—	—	—	481	—	481
Unrealized loss on available for sale investments	—	—	—	(655)	—	(655)
Net loss	—	—	—	—	(46,126)	(46,126)
Balance September 30, 2022	36,130,306	$36	$387,473	$(253)	$(282,725)	$104,531

See accompanying notes.

Quince Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net Loss	$(22,491)	$(46,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,134	14,986
Depreciation and amortization	18	162
Impairment loss on operating lease	66	136
Loss on disposal of fixed assets	71	77
Equity investment in Lighthouse Pharmaceuticals, Inc.	(78)	—
Non-cash goodwill impairment charge	—	825
Non-cash intangible impairment charge	5,900	—
Amortization of (discount) premium on available for sale investments	(1,313)	83
Change in deferred tax liabilities due to acquisition of Novosteo, Inc.	(248)	(284)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	2,272	2,396
Right-of-use assets and lease liabilities	192	—
Other assets	—	175
Accounts payable	(161)	(5,329)
Accrued expenses and other current liabilities	(576)	(5,304)
Net cash used in operating activities	(12,214)	(38,203)
Cash flow from investing activities:
Purchase of investments	(95,116)	(66,767)
Proceeds from maturities of investments	84,514	55,495
Cash acquired from Novosteo, Inc.	—	10,593
Note receivable	(500)	—
Proceeds from disposal of fixed assets	90	70
Purchase of property and equipment	(136)	(55)
Net cash used in investing activities	(11,148)	(664)
Cash flows from financing activities:
Payments of finance leases	(6)	(31)
Proceeds from issuance of common stock upon exercise of stock options	92	148
Proceeds from issuance of common stock in connection with open market sales agreement, net of issuance costs	—	608
Net cash provided by financing activities	86	725
Effect of exchange rate changes on cash	329	227
Net decrease in cash and cash equivalents	(22,947)	(37,915)
Cash and cash equivalents at beginning of period	44,579	69,724
Cash and cash equivalents at end of period	$21,632	$31,809

Supplemental disclosures of non-cash information:
Net assets acquired of Novosteo, Inc. in exchange for common stock	$—	$16,503
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$256
Right-of-use asset and financing lease liability reduction as a result of lease modification	$(70)	$—
Right-of-use asset and operating lease liability reduction as a result of lease modification	$—	$(640)

See accompanying notes.

Quince Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Effective August 1, 2022, Cortexyme Inc. changed its name to Quince Therapeutics, Inc ("Quince" or the "Company"). The Company was incorporated in the State of Delaware in June 2012 and is headquartered in South San Francisco, California.

From inception, the Company has been focused on novel therapeutic approaches to improve the lives of patients with major, unmet medical needs. The Company, previously named Cortexyme, Inc. (“Cortexyme”) was initially founded on the seminal discovery of the presence of Porphyromonas gingivalis ("P. gingivalis"), and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients.

In May 2022, the Company completed the acquisition of Novosteo, Inc. ("Novosteo"), a Delaware corporation, a privately held biotechnology company focused on targeted therapeutics to treat rare skeletal diseases, bone fractures and injury. The acquisition of Novosteo, in 2022 (the "Novosteo Acquisition"), and the addition of new executive management allowed us to strategically shift focus and prioritize the internal development of our innovative bone-targeting drug platform and lead preclinical compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. Following the Novosteo Acquisition in August 2022, the Company changed the corporate name to Quince Therapeutics, Inc.. At that time, the Company also announced it intended to actively seek compelling clinical-stage assets available for in-licensing and acquisition to expand our development pipeline with a focus on acquiring, developing, and commercializing innovative therapeutics for patients suffering from debilitating and rare diseases.

On January 30, 2023, the Company announced that it intended to prioritize capital resources toward the expansion of its development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. The Company also plans to out-license its bone-targeting drug platform and precision bone growth molecule NOV004 designed for accelerated fracture repair in patients with bone fractures and osteogenesis imperfecta.

On October 20, 2023, we completed our acquisition of EryDel S.p.A., (“EryDel”), a privately-held, late-stage biotechnology company (the “EryDel Acquisition”) with a Phase 3 lead asset, EryDex, that targets the treatment of a rare neurodegenerative disease, Ataxia-Telangiectasia ("A-T"), for which there are currently no approved treatments globally.

The EryDel Acquisition was completed pursuant to that certain Stock Purchase Agreement, dated as of July 21, 2023, (the “Purchase Agreement”), by and among the Company, EryDel, EryDel Italy, Inc., holders of EryDel capital stock and the managers of EryDel (the “EryDel Shareholders”) and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the EryDel Shareholders. Pursuant to the terms of the Purchase Agreement, the Company issued 6,525,315 shares of common stock of the Company to the EryDel Shareholders. Up to an additional 725,037 shares of the Company’s common stock may be issued to the EryDel Shareholders upon the first anniversary of the closing of the EryDel Acquisition. The EryDel Shareholders have a contingent right to receive up to an aggregate of $485,000,000 in potential cash payments, comprised of up to $5,000,000 upon the achievement of a specified development milestone, $25,000,000 at new drug application ("NDA") acceptance by the U.S. Food and Drug Administration ("FDA"), up to $60,000,000 upon the achievement of specified approval milestones, and up to $395,000,000 upon the achievement of specified on market and sales milestones, with no royalties paid to EryDel. Refer to Note 13 Subsequent Events for additional details.

Novosteo, Inc. Acquisition

On May 9, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Novosteo, Quince Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quince Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Company, Novosteo, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the securityholders’ representative. The transaction closed on May 19, 2022. Pursuant to the terms of the Merger Agreement, at the closing of the Novosteo Acquisition, each outstanding share of capital stock of Novosteo was automatically cancelled and converted into the right to receive 0.0911 shares of common stock, par value $0.001 per share, of the Company. The Company issued 5,520,000 shares and assumed 507,108 outstanding Novosteo options after conversion with the awards, retaining the same vesting and other terms and conditions as in effect immediately prior to consummation of the Novosteo Acquisition.

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

Sale of Legacy Portfolio

On January 27, 2023, the Company sold its legacy small molecule protease inhibitor portfolio, including COR588, COR388, COR852, and COR803, pursuant to an asset purchase agreement with Lighthouse Pharmaceuticals, Inc., (the "Purchaser" or “Lighthouse”) an entity co-founded by Casey Lynch, former chief executive officer of Quince’s predecessor company Cortexyme, Inc.

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2023, the Company had an accumulated deficit of $310.8 million. Since inception through September 30, 2023, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”), a private investment in public equity transaction (“PIPE Financing”), and an at-the-market offering under an open market sales agreement. As of September 30, 2023, the Company had cash, cash equivalents, and short-term investments of $83.2 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements. The Company had no long-term investments as of September 30, 2023.

Management expects to incur additional losses in the future to fund the Company's operations, advance clinical trials, and conduct product research and development and may need to raise additional capital to fully implement its business plan. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources including out-licensing or partnerships, in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of in-licensed or acquired clinical stage assets accordingly.

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

The condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Form 10-K filed with the SEC on March 15, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of stock-based awards and other issuances, determination of the fair value of identifiable assets and liabilities in connection with the acquisition of Novosteo, Inc., including associated intangible assets and goodwill, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, eligibility of expenses for the Australia research and development refundable tax credits, impairment of intangible assets or goodwill, collectability of note receivable; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

Foreign Currency Translation and Transactions

In April 2021, the Company established a wholly owned subsidiary in Australia, Cortexyme Australia, Pty Ltd. In addition, Novosteo, LLC has a wholly owned subsidiary in Australia, Novosteo Pty Ltd. The functional currency of two of the Company’s wholly-owned subsidiaries is the Australian Dollar. Its financial results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss), as a separate component of equity.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K.

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

Assets Held for Sale

Assets held for sale represent lab equipment that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Long-lived Assets.” As of September 30, 2023, there were $0.1 million of lab equipment that are recorded as assets held for sale. The effect of suspending depreciation on the equipment held for sale is immaterial to the results of operations. The assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

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

Investments

The Company’s marketable securities primarily consist of U.S. Government and corporate debt securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets because such marketable securities are available to fund the Company’s current operations. Realized gains and losses are calculated on the specific identification method and recorded as interest income. There were no realized gains and losses during the periods presented.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2023 and December 31, 2022 are presented in the following tables (in thousands):

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$12,285	$12,285	$—	$—
Certificates of Deposit	1,465	—	1,465	—
Government and agency notes	68,666	—	68,666	—
Total	$82,416	$12,285	$70,131	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$10,988	$10,988	$—	$—
Certificates of Deposit	6,102	—	6,102	—
Repurchase Agreements	9,000	—	9,000	—
Corporate notes	12,411	—	12,411	—
Government and agency notes	50,766	—	50,766	—
Municipal notes	506	—	506	—
Total	$89,773	$10,988	$78,785	$—

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements at September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$12,285	$—	$—	$12,285
Certificates of Deposit	1,480	—	(15)	1,465
Government and agency notes	68,712	4	(50)	68,666
Total cash equivalents and investments	$82,477	$4	$(65)	$82,416

Classified as:
Cash equivalents (original maturities within 90 days)				$20,823
Short-term investments (maturities within one year)				61,593
Total cash equivalents and investments				$82,416

	Fair Value Measurements at December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$10,988	$—	$—	$10,988
Certificates of Deposit	6,237	1	(136)	6,102
Repurchase Agreements	9,000	—	—	9,000
Corporate notes	12,575	—	(164)	12,411
Government and agency notes	51,020	4	(258)	50,766
Municipal notes	510	—	(4)	506
Total cash equivalents and investments	$90,330	$5	$(562)	$89,773

Classified as:
Cash equivalents (original maturities within 90 days)				$40,593
Short-term investments (maturities within one year)				45,602
Long-term investments (maturities beyond one year)				3,578
Total cash equivalents and investments				$89,773

As of September 30, 2023, the remaining contractual maturities of available-for-sale securities was approximately 3 months. There have been no significant realized gains or losses on available-for-sale securities for the periods presented. The Company records its available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairment and credit losses related to available-for-sale securities for the three and nine months ended September 30, 2023 and 2022.

The table below summarizes the unrealized losses of the Company's investments in debt securities measured at fair value as of September 30, 2023 (in thousands):

	Less than twelve months		Twelve months or greater		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
Certificates of deposit	$—	$—	$1,465	$(15)	$1,465	$(15)
Government and agency notes	22,662	(5)	3,686	(45)	26,348	(50)
Total cash equivalents and investments	$22,662	$(5)	$5,151	$(60)	$27,813	$(65)

The investments are classified as available-for-sale securities. At September 30, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive income (loss) was comprised primarily of activity related to the Company’s available-for-sale securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and nine months ended September 30, 2023 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the quarter.

There were no transfers between Levels 1, 2 or 3 for the period presented.

The table below summarizes the contractual maturities of the Company's investments in debt securities measured at fair value as of September 30, 2023 (in thousands):

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$61,593	$61,593	$—	$—	$—

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$809	$3,986
Money market funds	12,285	10,988
Repurchase agreements	—	9,000
Government and agency notes	8,538	20,605
Total cash and cash equivalents	$21,632	$44,579

Short-term investments:
Certificates of deposit	$1,465	$5,390
Municipal notes	—	506
Corporate notes	—	12,411
Government and agency notes	60,128	27,295
Total short-term investments	$61,593	$45,602

Long-term investments
Certificates of deposit	$—	$712
Government and agency notes	—	2,866
Total long-term investments	$—	$3,578

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

During the nine months ended September 30, 2023, the Company received approximately $78,000 in equity investments without readily determinable fair values of Lighthouse in exchange for the Legacy Assets. As of September 30, 2023, the Company has not recorded any cumulative upward adjustments or cumulative impairments for its equity investments without readily determinable fair values.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses	$270	$223
Prepaid insurance	1,037	977
Prepaid research and development expenses	49	1,088
Australia research and development refundable tax credit	—	1,003
Other current assets	92	276
Total prepaid expenses and other current assets	$1,448	$3,567

Cortexyme Australia, Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian R&D Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when there is reasonable assurance that the relevant expenditure has been incurred, the amount can be reliably measured and the Australian Tax Incentive will be received. The Company received a refundable tax credit of $0.5 million in the second quarter of 2023, which reduced prepaid expenses and other current assets by $0.5 million as of June 30, 2023. The Company recognized reductions to R&D expense of $0 for the three and nine months ended September 30, 2023 and $0.1 million and $0.5 million reductions to R&D expense for the three and nine months ended September 30, 2022.

Novosteo Pty, Ltd is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive as well. The Company received a refundable tax credit of $0.5 million in the first quarter of 2023, which reduced prepaid expenses and other current assets by $0.5 million as of March 31, 2023.

Notes Receivable

Notes receivables consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Notes receivable	500	—
Total Notes receivable	$500	$—

On August 30, 2023, EryDel Italy, Inc., an indirect wholly owned subsidiary of the Company, entered into that certain promissory note, (the “Promissory Note”) with EryDel S.p.A. (“EryDel”), pursuant to which EryDel Italy, Inc. promised to make advances to EryDel of up to $1.0 million.

Under the terms of the Promissory Note, the principal amount of the note shall be made available in two tranches, an initial tranche, in an aggregate amount of $500,000, with an interest rate of 5.07% per annum, and a second tranche, up to an aggregate amount of $500,000, with an annual interest rate equal to Applicable Federal Rate for Annual Compounding Short-Term Debt Instruments as at the funding date of such tranche, to be funded to EryDel during the period commencing September 1, 2023 to October 31, 2023. The first tranche was made during the three months ended September 30, 2023. Interest receivable as of September 30, 2023 was approximately $1,300.

The Promissory Note will mature on July 1, 2024, provided that, subject to certain conditions, in the event that the closing date occurs under the Stock Purchase Agreement on or before December 31, 2023, or the Stock Purchase Agreement is terminated for any reason other than by the Company in certain specified circumstances, all obligations of EryDel and EryDel Italy, Inc. under the

Promissory Note shall be deemed to be paid and discharged in full, all unfunded commitments of EryDel Italy, Inc. to make advances under the Promissory Note shall be terminated, and all other obligations of EryDel shall be deemed terminated.

For additional details, refer to Note 13 Subsequent Events.

Assets Held for Sale

Assets held for sale consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Assets held for sale	$82	$—
Total assets held for sale	$82	$—

In response to the reprioritization of its pipeline following the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities the Company reclassified the equipment on consignment of $0.1 million to Assets held for sale.

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment	$18	$18
Lab equipment	—	415
Finance lease right of use assets	—	124
Leasehold improvement	—	21
Less: accumulated amortization and depreciation	(13)	(185)
Property and equipment, net	$5	$393

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Personnel expenses	$1,366	$1,130
Professional fees	225	234
Research and development expenses	41	497
Current portion of operating lease liabilities	61	377
Current portion of finance lease liability	—	76
Other	151	185
Total accrued expenses and other current liabilities	$1,844	$2,499

Below is the severance accrual activity included in the personnel expenses in the above table related to a cost reduction program during the period ended September 30, 2023 (in thousands):

For the Nine Months Ended September 30,
2023
Beginning accrued severance	$—
Incurred during the period	770
Severance paid during the period	(309)
Ending accrued severance	461

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

On August 4, 2023, the Company entered into a transition and separation agreement with Karen Smith, M.D., Ph.D., (the “Separation Agreement”) in connection with Dr. Smith’s transition and departure from the Company as the Company's Chief Medical Officer, effective as of September 1, 2023. Pursuant to the Separation Agreement, the Company is required to pay cash severance, equal to her annual salary, in the aggregate amount of $475,000, paid on regular payroll schedule through the third quarter of 2024. Additionally, pursuant to the Separation Agreement, the Company paid an additional cash bonus severance payment equal to 100% of Dr. Smith’s target annual bonus opportunity for 2023 on a prorated basis, an additional cash severance payment equal to 12 months’ of the monthly premiums for health care continuation benefits, and provided for 50% accelerated vesting with respect to Dr. Smith’s equity award. The acceleration of 612,141 options and 54,757 RSAs resulted in a stock-based compensation expense of approximately $140,000.

Note 6. Leases

Real Estate Operating Leases

In June 2022, the Company entered into a Sublease Agreement to rent office space in South San Francisco, California. The Sublease Agreement commenced on June 18, 2022 and ends on November 30, 2023. The total payments under the term of the lease are expected to be approximately $271,000. The Company paid a security deposit of $17,000 which is included in Prepaid Expenses and Other Current Assets on the September 30, 2023 condensed consolidated balance sheets. At the commencement of the lease, the Company recorded an operating lease right of use asset and liability of $256,000. On October 31, 2023, the Company signed a lease agreement for a smaller office space in South San Francisco, California. The total payments under the new lease are expected to be approximately $22,000 for the year. The lease will commence on November 30, 2023 and end on November 30, 2024.

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

In February 2023, as a result of the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities, the Company entered into a sublease agreement as the lessor for the majority of the West Lafayette facility. The lease commenced on March 17, 2023 and ends on December 31, 2023. The sublessee paid the Company a security deposit of $6,000 which is included in Accrued expenses and other current liabilities on the September 30, 2023 condensed consolidated balance sheets. Under the terms of the sublease, the Company is entitled to receive a total rental income that is expected to offset rent expense of $57,000. As a result of this decision and the sublease agreement, the Company recorded an impairment loss of approximately $66,000 which is included in other expense, net per statements of operations and comprehensive loss for the nine months ended September 30, 2023 condensed consolidated statement of operations and comprehensive loss.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. As of September 30, 2023, total future rent expense from all real estate operating leases of $48,000 will be recognized over the remaining term of 2 to 3 months on a straight-line basis over the respective lease period.

Clinical Equipment Financing Lease

As part of the Novosteo Acquisition, the Company acquired a financing lease for certain lab equipment. The Company recognizes the depreciation expense in research and development expenses in the condensed consolidated statements of operations and comprehensive loss and recognizes expense on a straight-line basis starting when the equipment is placed into service until the end of the remaining contract term of 18 months. Amortization expense of the financing lease right of use asset for the nine months ended September 30, 2023 was $6,000.

In February 2023, as a result of the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities, the Company exercised its purchase option for the financed equipment in order to resell and this equipment is currently held on consignment and is included in Assets held for sale on the September 30, 2023 condensed consolidated balance sheets. As a result of this action, the Company reduced the Finance lease ROU asset and Finance lease liability by approximately $70,000.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	September 30, 2023	December 31, 2022
Operating lease right of use asset, net	$48	$291
Short-term operating lease liability	61	377
	$61	$377

Finance lease right of use asset	—	124
Finance lease accumulated amortization	—	(50)
Total finance lease right of use asset, net	$—	$74

Weighted average remaining lease term
Operating leases	0.2 years	0.9 years
Finance leases	—	1.0 year

Weighted average discount rate
Operating leases	6.70%	5.71%
Finance leases	—%	4.45%

Year ended December 31,	Operating Lease	Operating Lease
Year ended December 31, 2023 (excluding the nine months ended September 30, 2023)	$62	$388
Total lease payments	62	388
Less: imputed interest	(1)	(11)
Total remaining lease liability	$61	$377

Note 7. Stock-Based Compensation

The Company operates three stock plans as of September 30, 2023.

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

The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of September 30, 2023, the maximum aggregate number of shares that remain available for issuance under the Quince 2019 Plan is 10,036,489 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.

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

As of September 30, 2023, the Company had 4,964,784 shares available for future issuance under the Quince 2019 Plan.

Stock Options

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	3,319,711	$16.07	4.77	$65
Options granted	2,162,958	1.04	—	—
Options exercised	(258,705)	0.42	—	240
Options cancelled / forfeited	(1,915,786)	18.35	—	—
Balance at September 30, 2023	3,308,178	$6.15	8.15	$245
Options vested and expected to vest as of September 30, 2023	3,308,178	6.15	8.15	245
Options exercisable as of September 30, 2023	1,122,154	$13.46	6.56	$61

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $615,000 and $1,993,000, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2023, total unamortized employee stock-based compensation was $3.8 million, which is expected to be recognized over the remaining estimated vesting period of 2.37 years.

Performance Stock Options (“PSOs”)

There was no activity or balance of any PSOs from the 2019 plan for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $0 related to these PSOs. For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $0 and $2,044,000, respectively, related to these PSOs. As of September 30, 2023 and December 31, 2022, there was no remaining unamortized stock-based compensation related to PSOs.

Restricted Stock Units (“RSUs”)

The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	30,876	$4.30
RSUs granted	—	—
RSUs vested	(8,713)	4.30
RSUs cancelled	(19,188)	4.30
Unvested - September 30, 2023	2,975	$4.30

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. The total grant date fair value of the RSUs vested during the three and nine months ended September 30, 2023 was $6,400 and $37,500, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the three and nine months ended September 30, 2023 was $2,000 and $9,900, respectively.

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $6,000 and $31,000 respectively, related to these RSUs. As of September 30, 2023, total unamortized stock-based compensation related to RSUs was $11,000, which is expected to be recognized over the remaining estimated vesting period of 0.42 years.

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

As of September 30, 2023, the Company had 143,022 shares available for future issuance under the 2019 Novosteo Plan.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	503,105	$0.55	9.23	$44
Options granted	—	—	—	—
Options exercised	(3,027)	0.55	—	3
Options cancelled / forfeited	(37,848)	0.55	—	—
Balance at September 30, 2023	462,230	$0.55	5.75	$263
Options vested and expected to vest as of September 30, 2023	462,230	0.55	5.75	263
Options exercisable as of September 30, 2023	219,190	0.55	4.58	125

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $96,000 and $226,000, respectively, related to options granted to employees and non-employees for the 2019 Novosteo plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2023, total unamortized employee stock-based compensation was $0.5 million, which is expected to be recognized over the remaining estimated vesting period of 2.48 years.

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

Restricted Stock Awards (“RSAs”)

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	427,401	$3.30
RSAs granted	—	—
RSAs vested	(164,008)	3.30
RSAs cancelled	(63,294)	3.30
Unvested - September 30, 2023	200,099	$3.30

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $167,000 and $415,000, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2023, total unamortized employee stock-based compensation was $0.6 million, which is expected to be recognized over the remaining estimated vesting period of 1.99 years.

2022 Inducement Plan

On May 9, 2022, the Board approved 4,000,000 shares of the Registrant’s common stock that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan (the “2022 Inducement Plan”). The 2022 Inducement Plan was adopted by the independent members of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with rule awards under those plans may only be made to an employee who has not previously been an employee or member of the Board or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.

As of September 30, 2023, the Company had 301,245 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	3,742,255	$2.98	9.39	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(43,500)	2.98	—	—
Balance at September 30, 2023	3,698,755	$2.98	5.52	$—
Options vested and expected to vest as of September 30, 2023	3,698,755	2.98	5.52	—
Options exercisable as of September 30, 2023	1,673,844	2.98	4.11	—

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $447,000 and $1,469,000, respectively, related to options granted to employees and non-employees for the 2022 Inducement plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of September 30, 2023, total unamortized employee stock-based compensation was $3.5 million, which is expected to be recognized over the remaining estimated vesting period of 2.64 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expense	$945	$1,289	$3,014	$8,988
Research and development expense	386	(595)	1,120	5,998
Total stock-based compensation	$1,331	$694	$4,134	$14,986

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

Dirk Thye, M.D., Chief Executive Officer, is an investor in Morphimmune Inc. and Philip Low, Ph.D, a former Board member of Quince Therapeutics, Inc., is a co-founder and Board member of Morphimmune Inc. During the nine months ended September 30, 2023, the Company sold certain lab equipment to Morphimmune Inc. for $80,000 as well as signed a sublease with Morphimmune as the sublessee with total payments of approximately $57,000 for the lease term of March 17, 2023 through December 31, 2023.

On August 4, 2023, the Company entered into a Separation Agreement with Karen Smith, M.D., Ph.D, in which she stepped down as the Chief Medical Officer of the Company, effective as of September 1, 2023. Refer to Note 5 Balance Sheet Components for additional details.

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

The Company recorded a discrete tax benefit of $0.2 million in the nine months ended September 30, 2023 due to the release of valuation allowance in connection with the write down of the in-process research and development ("IPR&D") intangible asset related to NOV004. As a result of the impairment, the Company reversed the Deferred tax liabilities associated with the intangible asset resulting in the tax benefit of $0.2 million as of March 31, 2023.

Note 10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	September 30,
	2023	2022
Stock options issued and outstanding	7,469,163	8,398,987
Restricted stock units	2,975	173,113
Restricted stock awards	200,099	466,750
Total	7,672,237	9,038,850

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

The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805.

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

The amounts of Novosteo's net loss was $2.7 million and $5.2 million, respectively, included in the Company's condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022. The amount of Novosteo's revenue was $0 for both the three and nine months ended September 30, 2022. The unaudited pro forma revenue and net loss of the combined entity had the acquisition date been January 1, 2022 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Revenue	$—	$262
Net loss	(7,921)	(47,057)

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

The following table provides details of the carrying amount of our indefinite-lived intangible asset (in thousands):

As of September 30,
2023
Unamortized intangible assets:
In-process research and development	$5,900
Impairment charge	(5,900)
Balance as of September 30, 2023	—

In January 2023, the Company decided to discontinue the internal development of NOV004 and pursue out-licensing opportunities. As a result, several of the assumptions used in determining the initial fair value have changed including discount rate and expected cash flows and thus triggered the need for an interim impairment assessment as required under ASC 350. And so, the Company performed a fair value assessment of the Intellectual Property as of March 31, 2023, and based upon this assessment, the fair value was determined to be significantly below its carrying value and resulted in an asset impairment charge of $5.9 million during the three months ended March 31, 2023.

Goodwill

The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

There was no amount related to goodwill reflected on the condensed consolidated balance sheet for the Company as of September 30, 2023 and December 31, 2022. In 2022, management performed an impairment evaluation of goodwill after assessing qualitative factors that indicated a possible impairment of goodwill. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall Company performance and events directly affecting the Company. It was noted during our assessment that the Company's market capitalization was significantly below its carrying value and a further quantitative analysis was conducted to determine to the extent, if any, the Company's carrying value exceeded its fair value as of September 30, 2022. The quantitative analysis used fair value based on market capitalization adjusted for control premium based on market comparable transactions. This quantitative analysis resulted in the Company's fair value being significantly below its carrying value, resulting in a non-cash goodwill impairment charge of $0.8 million being recorded during the year ended December 31, 2022.

Note 13. Subsequent Events

On October 20, 2023, the Company completed its acquisition of EryDel S.p.A., a privately-held, late-stage biotechnology company with a lead Phase 3 lead asset, EryDex, that targets the treatment of a rare neurodegenerative disease, Ataxia-Telangiectasia, for which there are currently no approved treatments globally. The Company will account for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. The accounting for the acquisition is incomplete as of the date of this Quarterly Report on Form 10-Q.

The EryDel Acquisition was pursuant to that certain Stock Purchase Agreement, dated as of July 21, 2023, by and among the Company, EryDel, EryDel Italy, Inc., holders of EryDel capital stock and the managers of EryDel and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the EryDel Shareholders. Pursuant to the terms of the Purchase Agreement, the Company issued 6,525,315 shares of common stock of the Company, approximately equivalent to $6.5 million, to the EryDel Shareholders, resulting in the EryDel Shareholders owning approximately 15.2% of the outstanding common stock of the Company. Up to an additional 725,037 shares of the Company’s common stock may be issued to the EryDel Shareholders upon the first anniversary of the closing of the EryDel Acquisition. The EryDel Shareholders have a contingent right to receive up to an aggregate of $485,000,000 in potential cash payments, comprised of up to $5,000,000 upon the achievement of a specified development milestone, $25,000,000 at NDA acceptance by the FDA, up to $60,000,000 upon the achievement of specified approval milestones, and up to $395,000,000 upon the achievement of specified on market and sales milestones, with no royalties paid to EryDel.

In connection with the closing of the EryDel Acquisition, Quince, together with its wholly owned subsidiaries, EryDel Italy, Inc., a Delaware corporation, and EryDel US, Inc., a Delaware corporation (each a “Quince Party” and together, collectively, the “Quince Parties”), have agreed to guarantee the obligations of EryDel, a company with shares incorporated under the laws of Italy, in respect of a $31.8 million unsecured credit facility (the “EIB Facility”) evidenced by the Finance Contract, dated as of July 24, 2020 (the “Existing Finance Contract” and, as amended by the Amendment, the “Amended Finance Contract”), by and between EryDel, as borrower, and the European Investment Bank, as lender (the “Lender”), by entering into (i) an Accession, Amendment and Restatement Agreement, dated as of October 20, 2023 (the “Amendment”), which amends and restates the Existing Finance Contract and joins each Quince Party thereto as a guarantor of the obligations of EryDel thereunder, and (ii) an Autonomous First Demand Guarantee (Garanzia Autonoma a Prima Richiesta) by each Quince Party respectively in favor of the Lender (collectively, the “Guarantees”).

As of October 20, 2023, approximately $10.6 million has been disbursed to EryDel. The outstanding principal amount under the EIB Facility will become due and payable at maturity on August 11, 2026 and bears interest at a fixed rate of 9.00% per annum. The EIB Facility may be voluntarily prepaid at any time with at least 60 days’ prior notice, subject to a prepayment penalty.

Pursuant to the EIB Facility, each Quince Party will (i) make representations and warranties to EIB that are customary for facilities similar to the EIB Facility and (ii) become bound by customary affirmative and negative covenants, subject to customary exceptions. Quince, but not the other Quince Parties, will become subject to a requirement under the EIB Facility to maintain a certain minimum unrestricted balance of cash or cash equivalents during the term of the EIB Facility. A failure by a Quince Party to comply with any of the covenants applicable to it under the EIB Facility will, either immediately or after the passage of time in the case of those covenants that are subject to a grace period, constitute an event of default under the EIB Facility. Pursuant to the Guarantees, each Quince Party has agreed to guarantee EryDel’s obligations under the EIB Facility, which must be paid to EIB within five (5) business days of written demand therefor from EIB.

Under the Promissory Note entered into on August 30, 2023, discussed in Note 5 Balance Sheet Components, EryDel Italy, Inc. provided the second tranche on October 17, 2023 in an amount of $500,000 with 5.22% annual interest to EryDel. On October 24, 2023, in connection with the EryDel Acquisition, the outstanding principal and accrued interest due under the Promissory Note of approximately $1.0 million in the aggregate was deemed to be paid and discharged in full.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this quarterly report, including statements regarding our ability to achieve the anticipated benefits of the EryDel Acquisition, anticipated clinical and development activities related to EryDex, a potential NDA submission to the FDA, the timing and success of the Company’s clinical trials, including a single Phase 3 NEAT (Neurologic Effects of EryDex on Subjects with A-T) clinical trial ("Phase 3 NEAT trial"), our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, adequacy of our cash resources and working capital, and potential acquisitions on in-licensing of new products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview

Following our acquisition of EryDel in October 2023, we shifted our strategic focus to become a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology to deliver innovative and life-changing therapeutics to those living with rare diseases. Our lead asset, EryDex, which is being developed for the treatment of a rare neurodegenerative disease, Ataxia-Telangiectasia (A-T), is expected to begin a pivotal Phase 3 NEAT trial in the second quarter of 2024. Currently, there are no approved treatments for A-T. EryDex utilizes a highly differentiated technology platform for autologous intracellular drug encapsulation (AIDE). Our proprietary AIDE technology is designed to optimize the biodistribution and pharmacokinetics of dexamethasone sodium phosphate (DSP; a pro-drug) by using an A-T patient’s own red blood cells to deliver the sustained therapeutic once monthly over a treatment period. It is also designed to allow for the chronic administration of the therapeutic. Our flexible and expandable AIDE technology platform is designed to deliver a variety of therapeutics, ranging from small to large molecules, as well as biologics. We intend to investigate additional potential applications of the AIDE technology platform in different indications in the future.

Our predecessor company, Cortexyme, Inc. (“Cortexyme”) was initially founded on the seminal discovery of the presence of P. gingivalis and its secreted toxic virulence factor proteases, called gingipains, in the relevant brain areas of both Alzheimer's and Parkinson's disease patients. Following our acquisition of Novosteo, Inc. in May 2022 and the addition of new executive management, we strategically shifted focus and prioritized the internal development of Novosteo’s innovative bone-targeting drug platform and lead preclinical compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. Shortly thereafter, we changed our corporate name to Quince Therapeutics, Inc. in August 2022. At that time, we also announced our intention to actively seek compelling clinical-stage assets available for in-licensing and acquisition to expand our development pipeline with a focus on acquiring, developing, and commercializing innovative therapeutics for patients suffering from debilitating and rare diseases.

Business Update

On October 20, 2023, we completed our previously announced acquisition (the “EryDel Acquisition”) of EryDel, pursuant to that certain Stock Purchase Agreement, dated as of July 21, 2023, (the “Purchase Agreement”), by and among us, EryDel, EryDel Italy, Inc., holders of EryDel capital stock and the managers of EryDel (the “EryDel Shareholders”) and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the EryDel Shareholders. Pursuant to the terms of the Purchase Agreement, we issued 6,525,315 shares of our common stock to the EryDel Shareholders, resulting in the EryDel Shareholders owning approximately 15.2% of the outstanding common stock of the Company. Up to an additional 725,037 shares of the Company’s common stock may be issued to the EryDel Shareholders upon the first anniversary of the closing of the EryDel Acquisition. The EryDel Shareholders have a contingent right to receive up to an aggregate of $485,000,000 in potential cash payments, comprised of up to $5,000,000 upon the achievement of a specified development milestone, $25,000,000 at NDA acceptance by the FDA, up to $60,000,000 upon the achievement of specified approval milestones, and up to $395,000,000 upon the achievement of specified on market and sales milestones, with no royalties paid to EryDel.

Sale of Legacy Portfolio

On January 27, 2023, we sold our legacy small molecule protease inhibitor portfolio, including COR588, COR388, COR852, and COR803, pursuant to an asset purchase agreement with Lighthouse Pharmaceuticals, Inc., (the "Purchaser" or "Lighthouse") an entity co-founded by Casey Lynch, former chief executive officer of Cortexyme.

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

Corporate Restructuring

In January 2023, we approved a cost reduction program (the “Plan”) to align operations with changes in our corporate strategy. Under the Plan, we reduced headcount by approximately 47% through a reduction in our workforce. The reduction in force began in February 2023 and was completed in April 2023.

In connection with the Plan, we incurred expenses of approximately $0.4 million, substantially all of which were cash expenditures relating to severance through April 2023.

Financial Overview

Following our acquisition of EryDel in October 2023, we shifted our strategic focus to become a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology to deliver innovative and life-changing therapeutics to those living with rare diseases. We intend to focus our development expertise and financial resources toward advancing a single Phase 3 NEAT trial, which is a multicenter, randomized, double-blind, placebo-controlled study to evaluate the neurological effects of EryDex on patients with A-T. Enrollment for the Phase 3 NEAT trial is expected to begin in the second quarter of 2024. We plan to enroll approximately 86 A-T patients aged six to nine years-old and approximately 20 additional A-T patients aged 10 years or older. This pivotal clinical trial will be conducted under a Special Protocol Assessment (SPA) that has been agreed with the U.S. Food & Drug Administration (FDA), which should allow for the submission of a New Drug Application (NDA) following completion of this single study, assuming positive results. With $83.2 million of cash, cash equivalents and short-term investments as of September 30, 2023, we believe we are well-capitalized into 2026 with ability to fully fund our lead asset, EryDex, expected through Phase 3 clinical trial under SPA and to NDA submission, assuming positive study results, excluding any costs or cash expenditures associated with any additional potential asset acquisitions.

Previously, we had devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure, and most recently, readying our bone targeting drug NOV004 for Phase 1 clinical trials, and prior to that, since commencing material operations in 2014, executing our Phase1a, Phase 1b and Phase 2/3 clinical trials of our legacy small molecule protease inhibitor portfolio, including atuzaginstat (COR388), our Phase I SAD/MAD clinical trial of COR588. We have sold our legacy small molecule protease inhibitor portfolio and intend to out-license our NOV004 bone targeting drug.

To date, we have not generated any product revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of September 30, 2023, we had an accumulated deficit of $310.8 million. We incurred a net loss of $5.4 million and $22.5 million in the three and nine months ended September 30, 2023. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through September 30, 2023, we received net proceeds of approximately $303.8 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

On December 23, 2021, we entered into an Open Market Sales Agreement, with Jefferies LLC (the "Sales Agreement"). We did not sell any shares or receive any proceeds during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, we sold zero and 51,769 shares of common stock, respectively, under the Sales Agreement and received net proceeds of $0 and $0.6 million, respectively. The registration statement registering the shares subject to the Sales Agreement has expired as of June 1, 2023.

As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and short-term investments of $83.2 million and $90.2 million, respectively. The balances exclude long-term investments of $0 and $3.6 million as of those same periods. Our cash equivalents and short-term investments are held in money market funds, certificate of deposits, repurchase agreements, investments in corporate debt securities, municipal debt obligations and government agency obligations.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, which include the anticipated clinical and development activities related to our recently acquired lead asset, EryDex, through a single Phase 3 NEAT trial, and a potential NDA submission to the FDA, assuming positive results, into at least 2026, but does not include any costs or cash expenditures associated with any additional potential asset acquisitions. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

In response to the reprioritization of our pipeline on January 30, 2023, the Board approved a cost reduction program to align operations with the change in corporate strategy to prioritize capital resources toward the expansion of its development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. Under the Plan, we reduced headcount by approximately 47% through a reduction in our workforce. The reduction in force began in February 2023 was completed in April 2023.

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

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgements and Use Estimates” in our 2022 Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•
Research and Development Expenses
•
Stock-based Compensation Expenses
•
Income Taxes
•
Business Combination
•
Goodwill
•
Identifiable Intangible Assets

There have been no material changes in our critical accounting policies during the nine months ended September 30, 2023, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our research programs. These expenses include payroll and personnel expenses, including stock-based compensation, for our research and product development employees, laboratory supplies, product licenses, consulting costs, contract research, manufacturing, regulatory, quality assurance, preclinical and clinical expenses, allocated rent, facilities costs and depreciation. We expense both internal and external research and development costs as they are incurred. Non-refundable advance payments and deposits for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as an expense as the related services are performed.

To date, our research and development expenses have supported the advancement of atuzaginstat (COR388) and COR588 and to a lesser extent the clinical and regulatory development of NOV004. We expect our research and development expenses to increase significantly from current levels as we begin the Phase 3 NEAT trial.

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

We anticipate that our general and administrative expenses will increase as a result of the EryDel Acquisition. We anticipate an increase of our general and administrative expense after the EryDel Acquisition as the size of our business and research and development operations would need to grow to support additional research and development activities.

Interest Income

Interest and other income, net consists primarily of interest earned on our short-term and long-term investments portfolio.

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

The following sets forth our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$1,431	$2,451	$(1,020)	(41.6)%
General and administrative	4,663	4,344	319	7.3%
Goodwill impairment charge	—	825	(825)	(100.0)%
Loss from operations	(6,094)	(7,620)	1,526	(20.0)%
Interest income	959	315	644	204.4%
Other expense, net	(216)	(616)	400	(64.9)%
Net loss before income tax benefit	$(5,351)	$(7,921)	2,570	(32.4)%
Income tax benefit	—	—	—	—%
Net loss	$(5,351)	$(7,921)	$2,570	(32.4)%

Research and Development Expenses (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$—	$107	$(107)	(100.0)%
COR588	17	841	(824)	(98.0)%
NOV004	—	763	(763)	(100.0)%
Other direct research costs	—	82	(82)	(100.0)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	1,311	566	745	131.6%
Facilities and other research and development expenses	103	92	11	12.0%
Total research and development expenses	$1,431	$2,451	$(1,020)	(41.6)%

Research and development expenses were $1.4 million for the three months ended September 30, 2023, compared to $2.4 million for the three months ended September 30, 2022, a decrease of $1.0 million.

The costs for atuzaginstat (COR388) decreased by $0.1 million in the three months ended September 30, 2023 as compared to the prior year period due to conclusion of GAIN trial in the fourth quarter of 2021 and minimal related costs being incurred in the third quarter of 2023 as compared to the third quarter of 2022.

Our Phase 1 SAD/MAD testing in healthy volunteers was completed in the second quarter of 2022. As a result, the costs for COR588 decreased $0.8 million in the three months ended September 30, 2023 as compared to the prior year period due to $0.5 million decrease for non-clinical work supporting COR588, a $0.2 million decrease in drug manufacturing costs, as well as a $0.1 million decrease in clinical trial costs.

In the quarter ended September 30, 2023, the costs for NOV004 decreased by $0.8 million as compared to the prior year period primarily due to the decision made on January 30, 2023 to discontinue development of NOV004 to align with our updated corporate strategy. There was a $0.4 million decrease in drug manufacturing costs, a $0.2 million decrease in consulting and legal costs related to NOV004, as well as a $0.1 million decrease for non-clinical work supporting NOV004.

In the quarter ended September 30, 2023, other direct research costs decreased $0.1 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research related to our legacy assets which were sold to Lighthouse in January 2023.

We also incurred increases of $0.7 million in personnel related expenses in the three months ended September 30, 2023 due to a $1.0 million increase in allocated stock-based compensation costs, an increase of $0.5 million of severance incurred, offset by a decrease of $0.8 million related to reduced headcount year over year.

Facilities and other research and development expenses remained generally consistent for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million to $4.7 million for the three months ended September 30, 2023 from $4.3 million for the three months ended September 30, 2022. The increase in general and administrative expenses is primarily due to an increase of $0.7 million in consulting expenses related to business development expenses and a $0.5 million increase in legal and other professional fees to support the EryDel transaction. The increase is partially offset by a $0.5 million decrease in corporate insurance expenses due to lower Director & Officers insurance premiums, as well as lower audit and tax expense. The increase is also partially offset by a decrease of $0.4 million in personnel related expenses due to a $0.3 million decrease in allocated stock-based compensation expense, and a decrease of $0.1 million related to reduced headcount year over year.

Goodwill Impairment Charge

As of September 30, 2022, we conducted an impairment analysis of our goodwill that resulted from the purchase of Novosteo, Inc. in May 2022. That assessment included a qualitative assessment of deteriorating macro-economic conditions, including inflationary pressures, rising interest rates, and the continuing decline in our market capitalization from the date of acquisition. This qualitative assessment indicated that our goodwill was potentially impaired. To determine the extent, if any, by which our goodwill was impaired, we conducted additional quantitative analyses which resulted in our fair value being significantly below our current carrying value. As a result of the analyses, we recorded a non-cash goodwill impairment charge of $0.8 million for the three months ended September 30, 2022. There have been no additional impairment charges since the prior period as no goodwill remained on the books.

Interest Income

Interest income increased by $0.6 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was due to increased yields on our investment portfolio which were partially offset by decreased average balances.

Other Expense

Other expense decreased by $0.4 million for the three months ended September 30, 2023, primarily due to unrealized losses resulting from changes in foreign exchange rates.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

The following sets forth our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$6,013	$22,410	$(16,397)	(73.2)%
General and administrative	12,786	22,461	(9,675)	(43.1)%
Goodwill impairment charge	—	825	(825)	(100.0)%
Intangible asset impairment charge	5,900	—	5,900	100.0%
Loss from operations	(24,699)	(45,696)	20,997	(45.9)%
Interest income	2,464	532	1,932	363.2%
Other expense, net	(504)	(1,246)	742	(59.6)%
Net loss before income tax benefit	$(22,739)	$(46,410)	$23,671	(51.0)%
Income tax benefit	248	284	(36)	(12.7)%
Net loss	$(22,491)	$(46,126)	$23,635	(51.2)%

Research and Development Expenses (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Direct research and development expenses:
Atuzaginstat (COR388)	$153	$1,368	$(1,215)	(88.8)%
COR588	28	4,851	(4,823)	(99.4)%
NOV004	2,013	1,082	931	86.0%
Other direct research costs	28	1,489	(1,461)	(98.1)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	3,405	12,903	(9,498)	(73.6)%
Facilities and other research and development expenses	386	717	(331)	(46.2)%
Total research and development expenses	$6,013	$22,410	$(16,397)	(73.2)%

Research and development expenses were $6.0 million for the nine months ended September 30, 2023, compared to $22.4 million for the nine months ended September 30, 2022, a decrease of $16.4 million.

The costs for atuzaginstat (COR388) development decreased $1.2 million from the same period in the prior year due to a decrease of $0.8 million in drug manufacturing costs and a decrease of $0.4 million related to consulting for atuzaginstat (COR388).

Our Phase 1 SAD/MAD testing in healthy volunteers was completed in the second quarter of 2022. As a result, the costs for COR588 decreased $4.8 million from the same period in the prior year due to a decrease of $2.5 million for non-clinical studies to support COR588, a $1.5 million decrease in drug manufacturing costs, a $0.7 million decrease in clinical trial costs, and a $0.1 million decrease in consulting expenses to support COR588.

As we sold our legacy protease inhibitor portfolio including COR388 and COR588 to Lighthouse in January 2023, we do not expect any additional expenses related to these legacy assets from the second quarter of 2023 onward.

For the nine months ended September 30, 2023, the costs for NOV004 increased by $0.9 million after the Novosteo Acquisition on May 19, 2022, primarily as a result of the increase in drug manufacturing costs as we prepared our compound for Phase 1 clinical trials. Due to the decision made on January 30, 2023 to align with our updated corporate strategy, our NOV004 costs will be minimal for the remainder of 2023.

Additionally, for the nine months ended September 30, 2023, other direct research costs decreased $1.5 million primarily due to the winddown of pipeline development of our two arginine gingipain inhibitors, COR788 and COR822, our 3CLpro inhibitor, COR803, COR852 and other preclinical research related to our legacy assets which were sold to Lighthouse in January 2023.

For the nine months ended September 30, 2023, we also experienced a net decrease of $9.5 million in personnel related expenses as a result of a $4.9 million decrease in allocated stock-based compensation costs, a decrease of $1.6 million of severance incurred, and a decrease of $3.0 million related to reduced headcount year over year.

For the nine months ended September 30, 2023, facilities and other research and development expenses decreased $0.3 million from the nine months ended September 30, 2022 primarily due to a $0.2 million decrease in rent and facilities expenses related to the termination of the Purdue lease and a decrease in storage fees for samples and a $0.1 million decrease in the purchase of non-clinical supplies

General and Administrative Expenses

General and administrative expenses decreased approximately $9.7 million to $12.8 million for the nine months ended September 30, 2023 from $22.5 million for the nine months ended September 30, 2022. The decrease in general and administrative expenses is primarily due to a decrease of $8.5 million in personnel related expenses due to a $6.0 million decrease in allocated stock-based compensation expense, a $1.6 million decrease of severance incurred, and a decrease of $0.9 million related to reduced headcount year over year. We also incurred a $0.6 million decrease in legal fees and a $1.6 million decrease in corporate insurance expenses, facilities, and other administrative expense due to our cost reductions efforts announced in the first quarter of 2023 and lower Director & Officers insurance premiums. This was partially offset by an increase of $1.0 million in business development consulting related to the EryDel transaction and a $0.1 million increase in audit and tax fees quarter over quarter.

Intangible Asset Impairment Charge

As of March 31, 2023, we conducted an impairment analysis of our intangible asset IPR&D that resulted from the purchase of Novosteo, Inc. in May 2022. To determine the extent, if any, by which our IPR&D Intangible Asset was impaired, we conducted a quantitative analysis which resulted in our fair value being significantly below our current carrying value due to the assumptions changing as a result of the decision to hold this asset for sale in January 2023. As a result of the analyses, we recorded a non-cash intangible asset IPR&D impairment charge of $5.9 million for the nine months ended September 30, 2023.

Interest Income

Interest income was $2.5 million for the nine months ended September 30, 2023 compared to $0.5 million for the nine months ended September 30, 2022. The increase was due to increased yields on our investment portfolio which were partially offset by decreased average balances.

Other Expense

Other expense decreased by $0.7 million for the nine months ended September 30, 2023, primarily due to $0.5 million lower of unrealized losses resulting from changes in foreign exchange rates, as well as a $0.2 million decrease related to the San Diego lease impairment loss and loss on disposal of fixed assets incurred during the nine months ended September 30, 2022.

Income Tax

There was no change in the income tax benefit as we recorded an $0.2 million income tax benefit for the nine months ended September 30, 2023 as a result of the quantitative and qualitative analysis that concluded in the NOV004 asset being fully impaired and written off.

Liquidity, Capital Resources and Plan of Operations

We have incurred cumulative net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $310.8 million. and we had cash, cash equivalents and investments of $83.2 million.

Based on our existing business plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, which would include anticipated clinical and development activities related to EryDel's lead asset through potential NDA submission to the FDA, assuming positive results from the Phase 3 NEAT trial, into at least 2026, but does not include any costs or cash expenditures associated with any additional potential asset acquisition.

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

In January 2023 we out-licensed our legacy protease inhibitors to Lighthouse and announced our intention to out-license our current preclinical drug candidate NOV004. We also intend to concentrate our efforts on in-licensing clinical-stage assets targeting debilitating and rare diseases. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any potential future product candidates or whether, or when, we may achieve profitability.

In the near term, our primary uses of cash will be to fund our operations, including business development activities, and administrative personnel related expenses. Our uses of cash beyond the next 12 months will depend on many factors, including integration of EryDel assets and initiation of Phase 3 NEAT trial, and the general economic environment in which we operate and our ability to progress on our additional out-licensing and in-licensing timelines, which are uncertain.

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
•
our need to expand our research and development activities in connection with any assets that we have acquired or may in-license;
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

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, which would include anticipated clinical and development activities related to EryDel's lead asset through potential NDA submission to the FDA, assuming positive results from the Phase 3 NEAT trial, through at least 2026, but does not include any costs or cash expenditures associated with any additional potential asset acquisition.

Summary Statement of Cash Flows

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(12,214)	$(38,203)
Investing activities	(11,148)	(664)
Financing activities	86	725
Effect of exchange rate changes on cash	329	227
Net decrease in cash and cash equivalents	$(22,947)	$(37,915)

Operating Activities

Net cash used in operating activities was $12.2 million for the nine months ended September 30, 2023. Cash used in operating activities was primarily due to our net loss of $22.5 million for the period, adjusted for $8.6 million of non-cash items, including $4.1 million in stock-based compensation and $5.9 million in impairment loss due to the write down of the IPR&D asset, as well as a net increase in our current assets of $2.4 million, offset by a net decrease in accounts payable, accrued expenses and other current liabilities of $0.7 million.

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

Investing Activities

Net cash used by investing activities was $11.1 million in the nine months ended September 30, 2023, primarily related to the purchase of investments of $95.1 million, and maturities of investments of $84.5 million.

Net cash provided by investing activities was $0.7 million in the nine months ended September 30, 2022, primarily related to the purchase of investments of $66.8 million, maturities of investments of $55.5 million, cash acquired from the Novosteo Acquisition of $10.6 million.

Financing Activities

Net cash provided by financing activities was $0.1 million in the nine months ended September 30, 2023, which consisted of net proceeds from the exercise of stock options in the period.

Net cash provided by financing activities was $0.7 million in the nine months ended September 30, 2022, which consisted of proceeds from the issuance of common stock in connection with an open market sales agreement, net of issuance costs as well as proceeds from the exercise of options.

Contractual Obligations and Commitments

Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of September 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $0.4 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of September 30, 2023. Other than our operating lease commitments, we do not have any material non-cancellable future commitments based on existing contracts as of September 30, 2023. Refer to Note 13 Subsequent Events for other contractual obligations and commitments related to the EryDel Acquisition and for the new lease refer to Note 6 Leases.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The Phase 3 NEAT trial of EryDex for A-T will be conducted under a protocol negotiated with FDA by EryDel and our execution of the trial may be delayed, may not be successful, and may not result in NDA approval, with adverse results for our business and share price.

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

•
Clinical drug development is a lengthy, expensive and uncertain process. The results of preclinical studies and clinical trials are not always predictive of future results. Any drug candidate that we may advance into clinical trials or further clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

•
We may not be successful in our efforts to acquire new drug candidates or to develop commercially successful drugs. If we fail to successfully identify and develop drug candidates, we may not be able to continue our operations.

•
We are a biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the prospects for our future viability.

•
We will require substantial additional funding to finance our operations and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.
•
The terms of the EIB Facility place restrictions on our operating and financial flexibility.

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

Risks Relating to Our Business

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

Challenges associated with the integration may include those related to retaining and motivating executives and other key employees, blending corporate cultures, eliminating duplicative operations, and making necessary modifications to internal control over financial reporting and other policies and procedures in accordance with applicable laws. Some of these factors are outside our control, and any of them could delay or increase the cost of our integration efforts. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, increased tax costs, inefficiencies, and inconsistencies in standards, controls, information technology systems, policies and procedures, any of which could adversely affect our ability to maintain relationships with employees or third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully integrate certain aspects of the operations of EryDel, including relevant human resource functions, or experience delays, we may incur unanticipated liabilities and be unable to fully realize the potential benefit of future revenue and other anticipated benefits resulting from the arrangement, and our business, results of operations and financial condition could be adversely affected.

The impact and results of our previously announced strategic direction are uncertain and may not be successful.*

As announced in January 2023, we intend to prioritize capital resources toward the expansion of our development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. Since that time, our management has been actively engaged in identifying and evaluating numerous biopharmaceutical assets for their potential fit with our corporate objectives. On July 21, 2023 we entered into the EryDel Purchase Agreement with EryDel in connection with the EryDel Acquisition, which was completed on October 20, 2023.

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

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2022 and 2021, our net losses were $51.7 million and $89.9 million, respectively. We had an accumulated deficit of $310.8 million as of September 30, 2023.

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

We expect to explore partnership and licensing opportunities to support the future development of NOV004, our bone targeting molecule designed to accelerate fracture repair, but we may not be able to find a suitable partner. See also the risk factor titled “Because the potential rare disease target patient populations of NOV004 are small, and the addressable patient population even smaller, we may not be able to successfully identify potential patients to out-license this asset.” We may also encounter other unforeseen expenses, difficulties, complications, delays and other known and unknown challenges as we pursue our current strategic direction, which includes acquiring and/or in-licensing new product candidates, such as the assets acquired in connection with the EryDel Acquisition.

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

The pursuit of our strategy to acquire one or more clinical-stage assets targeting debilitating and rare diseases involves significant management time, effort and associated expense, and if such assets are identified, will require us to incur significant additional expenses to consummate. Additionally, in connection with the EryDel Acquisition, we are required to make payments to EryDel Shareholders if we achieve certain milestones as provided for in the Purchase Agreement and may need additional funding to make such payments. Moreover, we expect to require substantial additional funding to finance such acquisitions and to advance the development and optimize the commercialization of such assets, including the assets acquired in connection with the EryDel Acquisition, and there can be no assurance that such additional funding will be available on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may not be able to effectively implement our strategic plan.

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

We have recently sold our legacy small molecule protease inhibitor portfolio to Lighthouse, which is a newly organized, private development stage company in the start-up phase, and has only recently commenced its operations. There is currently no existing public market for the shares of Lighthouse's common stock, and there can be no assurance that an active public market will ever develop. The absence of an active public market for these securities would make it difficult for us to sell the shares of Lighthouse's common stock and realize any value from them. To date, Lighthouse’s operations have been primarily limited to organizing and staffing its company and completing the acquisition of our legacy assets. Accordingly, it is difficult if not impossible to predict Lighthouse’s future performance or to evaluate its business and prospects, or ability to develop our legacy assets. For these and other reasons, our stockholders may realize little or no value from the divestiture of our legacy assets.

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

The success of our business depends in part on our ability to successfully acquire or in-license new product candidates, including the assets acquired in connection with the EryDel Acquisition. Our acquisition and in-licensing efforts focus on identifying assets in development by third parties across a diverse range of therapeutic areas that, in our view, are underserved or undervalued. We may decide to proceed with the development of a product candidate and later determine that the more costly and time intensive trials do not support the initial value the product candidate was thought to hold. Even if a product candidate does prove to be valuable, its value may be less than anticipated at the time of investment. We may also face competition for attractive investment opportunities. A number of entities compete with us for such opportunities, many of which have considerably greater financial and technical resources. If we are unable to identify a sufficient number of such product candidates, or if the product candidates that we identify do not prove to be as valuable as anticipated, we will not be able to generate returns and implement our investment strategy and our business and results of operations may suffer materially.

If we fail to properly evaluate potential acquisitions, in-licenses, investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction.*

We have developed our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. NOV004 is a systemically administered bone anabolic peptide engineered to target and concentrate at bone fracture sites. We are actively exploring partnership and licensing opportunities, including out-licenses, for our now suspended development program related to NOV004. We face significant competition in our pursuit of these opportunities, and any arrangements will likely be complex and time-consuming to negotiate and document. If we are unable to identify suitable partners for our indications, or if we are required to enter into agreements with such partners on unfavorable terms, our business and prospects could materially suffer.

Risks Related to Our Business and the Development of Our Drug Candidates

The Phase 3 NEAT trial of EryDex for A-T will be conducted under a protocol negotiated with FDA by EryDel and our execution of the trial may be delayed, may not be successful, and may not result in NDA approval, with adverse results for our business and share price.*

With the acquisition of our Phase 3 lead asset, EryDex, we intend to initiate the Phase 3 NEAT trial in the first half of 2024. The NEAT protocol is the subject of a Special Protocol Assessment, or SPA, agreement with FDA. The FDA may revoke or alter its SPA agreement under the following circumstances:

•
public health concerns emerge that were unrecognized at the time of the protocol assessment, or the director of the review division determines that a substantial scientific issue essential to determining safety or efficacy has been identified after testing has begun;
•
a sponsor fails to follow a protocol that was agreed upon with the FDA; or
•
the relevant data, assumptions, or information provided by the sponsor in a request for SPA change, are found to be false statements or misstatements, or are found to omit relevant facts.

A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. An SPA, however, does not guarantee that a trial will be successful, and our execution of the Phase 3 NEAT trial may be delayed and even if successful may not result in approval by the FDA.

If we are unable to successfully out-license our bone targeting assets, our business could suffer.*

We have developed our innovative bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. NOV004 is a systemically administered bone anabolic peptide engineered to target and concentrate at bone fracture sites. Currently, we intend to explore partnership and licensing opportunities to support the future development of NOV004. However, we may not be able to identify suitable partners. If we are unable to identify suitable partners for our indications, or if we are required to enter into agreements with such partners on unfavorable terms, our business and prospects could suffer.

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

Risks Relating Our Financial Position

We are a biopharmaceutical company with a limited operating history, which may make it difficult to evaluate the prospects for our future viability.*

From our inception, we have been focused on novel therapeutic approaches to improve the lives of patients diagnosed with Alzheimer’s and other degenerative diseases. After the Novosteo Acquisition in 2022, we shifted our operational focus on the development of our bone-targeting drug platform and lead compound NOV004 for development for rare skeletal diseases, bone fractures, and injury. In January 2023, we made a strategic decision to out-license our bone-targeting drug platform and prioritize capital resources toward the expansion of our development pipeline through the completion the acquisition of EryDel in October 2023. We have a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have only initiated one late stage clinical trial, and have not obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We will require substantial additional funding to finance our operations and evaluate future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we evaluate and develop potential drug candidates. In addition, if we obtain marketing approval for any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution.

Accordingly, we will need to obtain substantial additional funding in order to fully execute on our corporate strategy. As of September 30, 2023, we had $83.2 million in cash, cash equivalents and investments. Our balance sheet includes publicly-traded corporate debt securities. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

We believe that our existing capital resources will be sufficient to fund our projected operations, which would include anticipated clinical and development activities related to EryDel's lead asset through potential NDA submission to the FDA, assuming positive results from the Phase 3 NEAT trial, through at least 2026, but does not include any costs or cash expenditures associated with any additional potential asset acquisition. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

•
our ability to successfully identify partnership and licensing opportunities to support the future development of NOV004;
•
the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•
the number and characteristics of drug candidates that we acquired or pursue;
•
our ability to manufacture sufficient quantities of our potential drug candidates and devices;
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

The terms of the EIB Facility place restrictions on our operating and financial flexibility.

In connection with the EIB Facility, we are subject to operating restrictions and covenants that restrict our ability to finance our operations, engage in business activities or expand or fully pursue its business strategies. For example, unless we get approval from EIB, the EIB Facility limits our ability to, among other things:

•
incur additional debt or provide guarantees in respect of debt;
•
incur liens;
•
make investments, acquisitions, loans or advances;
•
sell assets;
•
make distributions to equity holders, including dividends and distributions on, and redemptions, repurchases or retirement of, our capital stock;
•
enter into certain hedging transactions;
•
enter into fundamental changes, including mergers and consolidations;
•
enter into transactions with affiliates;
•
change the nature of our business; and
•
change our management.

In addition, the EIB Facility requires that we meet certain reporting and operating covenants, including an obligation to maintain a certain minimum unrestricted balance of cash or cash equivalents. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants.

The EIB Facility includes customary events of default, including failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; breach of covenants; cross-default to other indebtedness (resulting in a right of the other lender to accelerate such indebtedness after giving effect to any grace periods); certain bankruptcy and insolvency events; certain undischarged judgments; material adverse change. A breach of any of these covenants could result in an event of default under the EIB Facility. If an event of default occurs and is ongoing under the terms of the Finance, EIB may accelerate all of the obligations of EryDel thereunder and demand payment from us pursuant to the guarantees. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

The development of a drug candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market any potential drug candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted any marketing applications for a drug candidate.

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
•
inability to timely manufacture sufficient quantities of the drug candidate or devices required for a clinical trial;

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

In order to conduct clinical trials of our potential drug candidates, or supply future commercial drug candidates or devices, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully modify or scale-up the manufacturing capacity for any of our drug candidates or devices in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale-up the manufacture of our potential drug candidates or devices in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting drug may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing, or distribution of pharmaceutical drug candidates or devices. To achieve commercial success for any approved potential drug candidate for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with collaborators for, some of our potential drug candidates if and when they are approved.

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

We face an inherent risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk when and if we commercialize any drug candidates. For example, we may be sued if our drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, early access program, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims may be brought against us by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our drug candidates. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

If a regulatory agency discovers previously unknown problems with a drug or device, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug candidate is manufactured, or disagrees with the promotion, marketing or labeling of a drug candidate, such regulatory agency may impose restrictions on that drug candidate or us, including requiring withdrawal of the drug candidate from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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
•
the federal HIPAA, which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
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

We have applied, and we intend to continue applying, for patents covering aspects of our current drug candidates, any future drug candidates, or other proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future drug candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of September 30, 2023, Novosteo LLC, our wholly owned subsidiary, is the owner of record of one pending Patent Cooperation Treaty patent application related to certain uses of NOV004.

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

We depend on a license agreement with Purdue and termination of this license could result in the loss of significant rights, which would harm our business.*

On June 3, 2020, Novosteo, Inc. entered into a License Agreement with Purdue Research Foundation, as amended on March 21, 2022, July 22, 2022, and June 22, 2023, which License Agreement was assigned to us on October 17, 2022 (as amended, the “Purdue Agreement”). Under the Purdue Agreement, we obtained an exclusive worldwide license under bone fracture repair therapeutics related patents and technology developed by the Purdue University and owned by Purdue Research Foundation to make or have made, use, sell or have sold, and import, and otherwise exploit products that are covered by such patents and technology, including the right to grant and authorize sublicenses, subject to Purdue Research Foundation’s consent. Such exclusive license is subject to certain rights retained by the U.S. government and Purdue Research Foundation. As of September 30, 2023, we are the exclusive licensee of one issued U.S. patent, one issued non-U.S. patent and at least 35 pending U.S. and non-U.S. patent applications under the Purdue Agreement.

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

In Europe, beginning June 1, 2023, European applications and patent may be subjected to the jurisdiction of the Unified Patent Court (the "UPC"). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

On December 13, 2022, we received a letter from the Listing Qualifications Staff, or the “Nasdaq Staff” of Nasdaq notifying us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The notification received had no immediate effect on the listing of our common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. On April 4, 2023, we received a letter from the Nasdaq Staff notifying us that the closing bid price of our common stock had been at $1.00 per share or greater for 10 consecutive business days, from March 21, 2023 to April 3, 2023, and accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1). There can be no assurance that we will continue to meet the minimum bid price requirement, or any other Nasdaq requirements, in the future.

The closing price of our common stock has been below $1.00 per share for twelve consecutive business days since October 27, 2023. If the bid price of our common stock closes below $1.00 for 30 consecutive business days, we will no longer be in compliance with the Nasdaq minimum bid price requirement.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

		8-K	7/24/2023	001-38890
3.1	Amended and Restated Certificate of Incorporation	8-K	5/13/2019	001-38890
3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	8/1/2022	001-38890
3.3	Amended and Restated Bylaws	8-K	8/1/2022	001-38890
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	4/5/2023	001-38890
4.1	Rights Agreement dated as of April 5, 2023, between Quince Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4/5/2023	001-38890
10.1**	Amendment No. 3 to License Agreement dated June 22, 2023 by and between Purdue Research Foundation and Novosteo Inc.	10-Q	8/3/2023	001-38890
10.2	Transition and Separation Agreement between Quince Therapeutics, Inc. and Karen Smith, dated as of August 4, 2023				X
10.3	Offer Letter between Quince Therapeutics, Inc. and Charles Ryan, dated as of August 1, 2023				X
10.4	Executive Change in Control and Severance Agreement between Quince Therapeutics, Inc. and Charles Ryan, dated as of September 1, 2023				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

Quince Therapeutics, Inc.

Date: November 14, 2023	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Brendan Hannah
Brendan Hannah
Chief Business Officer and Chief Operating Officer
(Principal Financial Officer)