Form 10-Q
period 2024-03-31
Quince Therapeutics, Inc.
filed 2024-05-13
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-38890

Quince Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	90-1024039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Boulevard, Suite 273 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 910-5717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share Series A Junior Participating Preferred Purchase Rights*	QNCX N/A	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

* The Series A Junior Participating Preferred Purchase Rights expired on April 5, 2024.

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

As of May 5, 2024, the registrant had 43,215,233 shares of common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, drug candidates, planned preclinical studies and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "could," "would," "expect," "objective," "plan," "potential," "seek," "grow," "target," "if," and similar expressions intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

This Quarterly Report on Form 10-Q contains estimates, projections and other information concerning our industry, our business and the markets for our drug candidates. We obtained the industry, market and similar data set forth in this report from our own internal estimates and research and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties are reliable, we have not separately verified these data. Further, while we believe our internal research is reliable, such research has not been verified by any third party. You are cautioned not to give undue weight to any such information, projections and estimates.

DEFINED TERMS

Unless the context requires otherwise, references to “Quince,” “the Company,” “we,” “us,” or “our” in this Quarterly Report on Form 10-Q refer to Quince Therapeutics, Inc. and its consolidated subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below.

Abbreviated Term	Defined Term

2017 Tax Act	Tax Cuts and Jobs Act of 2017
3PLs	Third-party Logistics Providers
AE	Adverse Event
AIA	Leahy-Smith America Invents Act
AIDE	Autologous Intracellular Drug Encapsulation
ANDA	Abbreviated New Drug Application
ARB	Angiotensin Receptor Blockers
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
A-T	Ataxia-Telangiectasia
ATTeST	Ataxia Telangiectasia Trial with the EryDex SysTem
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
C-GIC	Clinical Global Impression of Change
GMP	Current Good Manufacturing Practice
Cmax	The highest (peak) concentration of a drug in the bloodstream or other part of the body after drug administration
CMC	Chemistry Manufacturing Controls
CMO	Contract Manufacturing Organization
CMS	Center for Medicare and Medicaid Services
the Code	Internal Revenue Code of 1986, as amended
COSO framework	Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease
CPA	Certified Public Accountant
Credits	Tax credits
CRO	Contract Research Organization
CTA	Clinical Trial Application
DMD	Duchenne muscular dystrophy
DOJ	United States Department of Justice
DSMB	Data Safety Monitoring Board
DSP	Dexamethasone Sodium Phosphate
EC	European Commission
EMA	European Medicines Agency
EryDel	Quince Therapeutics, S.p.A (previously named EryDel S.p.A.)
EryDex	Red blood cell encapsulated dexamethasone sodium phosphate
EU	European Union
EryKit	Consumable treatment kit that provides EryDex
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977
FDA	United States Food and Drug Administration
GAAP	generally accepted accounting principles in the United States
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
HHS	United States Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996

HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
HPA	Hypothalamic-Pituitary-Adrenal (HPA) Axis
HTA	Health Technology Assessment
ICARS	International Cooperative Ataxia Rating Scale
IND	Investigational New Drug
IPO	Initial Public Offering
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
ITT	Intent To Treat
Jefferies	Jefferies LLC
Lighthouse	Lighthouse Pharmaceuticals, Inc.
LSM	Least Square Mean
MAA	Marketing Authorization Application
MAD	Multiple Ascending Dose
MDD	Medical Devices Directive
MDR	Medical Devices Regulation 2017/745
mICARS	Modified International Cooperative Ataxia Rating Scale
MHRA	United Kingdom Medicines and Healthcare Products Regulatory Agency
MPEEM	Multi-Period Excess Earnings Method
Nasdaq	The Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application
NEAT	EryDex Phase 3 Trial (Neurologic Effects of EryDex on Subjects with A-T)
NIH	National Institute of Health
NOL	Net Operating Loss
Novosteo	Novosteo, Inc.
PCAOB	Public Company Accounting Oversight Board
PCT	Patent Cooperation Treaty
PD	Pharmacodynamic
PDMA	Prescription Drug Marketing Act
Process solutions	(Hypotonic Solutions 1& 2 and Hypertonic Solution PIGPA) sterile solutions to allow drug encapsulation and restoring the physiological osmolarity during EryDex process
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

RmICARS	Rescored modified International Cooperative Ataxia Rating Scale
RBC	Red Blood Cell
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SAD	Single Ascending Dose
SAE	Serious Adverse Event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933
SPA	Special Protocol Assessment

Syringe Kit	Device for anticoagulated blood collection and for the sterile connection to the EryKit
TCA	Trade and Cooperation Agreement
TEAE	Treatment-Emergent Adverse Effect
UPC	Unified Patent Court
USPTO	The United States Patent and Trademark Office
VA	Veterans Affairs

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$21,813	$20,752
Short-term investments	46,010	54,307
Prepaid expenses and other current assets	2,616	2,381
Total current assets	70,439	77,440
Property and equipment, net	234	234
Operating lease right-of-use assets	576	385
Goodwill	17,245	17,625
Intangible asset	62,253	63,672
Other assets	8,467	8,466
Equity investments in Lighthouse Pharmaceuticals, Inc.	78	78
Total assets	$159,292	$167,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,070	$2,033
Short-term contingent consideration	4,748	4,103
Accrued expenses and other current liabilities	3,020	3,436
Total current liabilities	9,838	9,572
Long-term debt	13,518	13,429
Long-term operating lease liabilities	480	321
Long-term contingent consideration	55,503	53,603
Deferred tax liabilities	5,177	5,304
Other long-term liabilities	599	587
Total liabilities	85,115	82,816
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, (100,000 shares of which are designated as Series A Junior Participating Preferred Stock), no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 43,215,233 and 42,973,215 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	43	43
Additional paid in capital	403,102	401,638
Accumulated other comprehensive income	1,825	3,047
Accumulated deficit	(330,793)	(319,644)
Total stockholders’ equity	74,177	85,084
Total liabilities and stockholders’ equity	$159,292	$167,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$3,702	$3,230
General and administrative	4,971	3,826
Intangible asset impairment charge	—	5,900
Fair value adjustment for contingent consideration	2,545	—
Total operating expenses	11,218	12,956
Loss from operations	(11,218)	(12,956)
Fair value adjustment for long-term debt	(388)	—
Interest income	887	700
Other expense, net	(399)	(246)
Net loss before income tax benefit	(11,118)	(12,502)
Income tax (expense) benefit	(31)	248
Net loss	(11,149)	(12,254)
Other comprehensive loss:
Foreign currency translation adjustments	(1,229)	92
Unrealized gain on available-for-sale securities	7	235
Total comprehensive loss	$(12,371)	$(11,927)
Net loss per share - basic and diluted	$(0.26)	$(0.34)
Weighted average shares of common stock outstanding - basic and diluted	43,010,212	35,855,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended March 31, 2024 and 2023
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance January 1, 2024	42,973,215	$43	$401,638	$3,047	$(319,644)	$85,084
Issuance of common stock on exercise of stock options and vesting of restricted stock units	242,018	—	190	—	—	190
Stock based compensation	—	—	1,274		—	1,274
Foreign currency translation adjustment	—	—	—	(1,229)	—	(1,229)
Unrealized gain on available for sale investments	—	—	—	7	—	7
Net loss	—	—	—	—	(11,149)	(11,149)
Balance March 31, 2024	43,215,233	$43	$403,102	$1,825	$(330,793)	$74,177

Balance January 1, 2023	36,136,480	$36	$389,105	$(289)	$(288,259)	$100,593
Issuance of common stock on exercise of stock options and vesting of restricted stock units	141,953	—	56	—	—	56
Stock based compensation	—	—	1,481	—	—	1,481
Foreign currency translation adjustment	—	—	—	92	—	92
Unrealized gain on available for sale investments	—	—	—	235	—	235
Net loss	—	—	—	—	(12,254)	(12,254)
Balance March 31, 2023	36,278,433	$36	$390,642	$38	$(300,513)	$90,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net Loss	$(11,149)	$(12,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,274	1,481
Depreciation and amortization	40	17
Impairment loss on operating lease	—	66
Loss on disposal of fixed assets	—	73
Equity investment in Lighthouse, Inc.	—	(70)
Change in the fair value of contingent consideration liabilities	2,545	—
Change in fair value of long-term debt	388	—
Non-cash intangibles impairment charge	—	5,900
Amortization of discount on available-for-sale investments	(646)	(139)
Change in deferred tax liabilities due to acquisition of Novosteo, Inc.	—	(248)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	(440)	1,413
Right of use assets, operating leases and operating lease liabilities	(35)	(45)
Other assets	(8)	—
Accounts payable	59	1,081
Accrued expenses and other current liabilities	(381)	(844)
Net cash used in operating activities	(8,353)	(3,569)
Cash flow from investing activities:
Purchase of investments	(39,292)	(7,691)
Proceeds from maturities of investments	48,245	13,277
Proceeds from disposal of assets	—	90
Purchase of property and equipment	(39)	(136)
Net cash provided by investing activities	8,914	5,540
Cash flows from financing activities:
Payments of finance leases	—	(6)
Proceeds from issuance of common stock upon exercise of stock options	190	56
Net cash provided by financing activities	190	50
Effect of exchange rate changes on cash	310	114
Net increase in cash and cash equivalents	1,061	2,135
Cash and cash equivalents at beginning of period	20,752	44,579
Cash and cash equivalents at end of period	$21,813	$46,714

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$227	—
Right-of-use asset and financing lease liability reduction as a result of lease modification	—	$(70)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization

Description of Business

Quince Therapeutics, Inc is a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology to deliver innovative therapies to those living with rare diseases.

The Company's proprietary AIDE technology platform is an innovative drug/device combination platform that uses an automated process to encapsulate a drug into a patient’s own red blood cells. Red blood cells have several characteristics that make them a potentially ideal vehicle for drug delivery and our AIDE technology is designed to harness many of these benefits to allow for new and improved therapeutic options for patients living with high unmet medical needs. The AIDE technology platform is believed to confer several benefits over conventional therapies which could be applied to a broad range of small or large molecule drugs and biologics. Our Phase 3 lead asset, EryDex, leverages the AIDE technology to encapsulate DSP into a patient’s own red blood cells, and is targeted to treat a rare pediatric neurodegenerative disease, A-T.

By pioneering the delivery of a drug encapsulated in a patient’s own red blood cells, we seek to advance proprietary therapeutics that hold the potential to redefine the standard of care and meaningfully improve the quality of life for patients with rare disease.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2024, the Company had an accumulated deficit of $330.8 million. Since inception through March 31, 2024, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds of the private investment in public equity transaction (“PIPE Financing”). As of March 31, 2024, the Company had cash, cash equivalents, and short-term investments of $67.8 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements.

Management expects to incur additional losses in the future to fund the Company's operations and conduct product research and development and may need to raise additional capital to fully implement its business plan. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources including out-licensing or partnerships, in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of product candidates.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Quince Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions of the SEC on Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the SEC on April 1, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of stock-based awards and other issuances, determination of the fair value of identifiable assets and liabilities in connection with business combinations including associated intangible assets and goodwill, contingent consideration, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, eligibility of expenses for the Australia research and development refundable tax credits, impairment of intangible assets or goodwill; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company accounts for business combinations using the acquisition method pursuant to the FASB ASC Topic 805. This method requires, among other things, that results of operations of acquired companies are included in the Company's financial results beginning on the respective acquisition dates, and that identifiable assets acquired and liabilities assumed are recognized at fair value as of the acquisition date. Intangible assets acquired in a business combination are recorded at fair value using one of three valuation approaches, the income approach, the market approach or the cost approach. The Company reviewed the three valuation approaches and determined the income approach was the most appropriate model to approximate fair value for the EryDel Acquisition. The income approach model requires assumptions about the timing and amount of future net cash flows, the cost of capital and terminal values from the perspective of a market participant. Any excess of the fair value of consideration transferred (the “Purchase Price”) over the fair values of the net assets acquired is recognized as goodwill. The fair value of identifiable assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expensed when incurred.

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

Contingent Consideration

The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to the Company's acquisition of EryDel in October 2023, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. During the three months ended March 31, 2024, the Company recorded a $2.5 million adjustment to increase the fair value of its contingent consideration related to the acquisition of EryDel. The adjustment is reflected within operating loss on the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents include marketable securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as short-term investments. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term investments. Collectively, cash equivalents, short-term investments and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive loss in the consolidated statements of operations and included as a separate component of consolidated statements of stockholders’ equity (deficit). Realized gains and losses are included in interest income in the consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

Improvements to Income Tax Disclosures (ASC 740): In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures." This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this ASU, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The ASU is effective in December 2024 under a prospective approach. Early adoption is permitted. The Company is evaluating the disclosure requirements related to the new standard.

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

Note 3. Fair Value Measurements

The fair value of the Company's financial instruments reflects the amounts that the Company estimates that it would receive in connection with the sale of an asset or pay in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The Company discloses and recognizes the fair value of the assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

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

The Company's financial instruments are carried in the accompanying condensed consolidated balance sheets at amounts that approximate fair value.

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the quarter ended March 31, 2024 and December 31, 2023.

The Company elected the fair value option for the EIB Loan assumed as part of the EryDel Acquisition. The Company adjusted the EIB Loan to fair value through the change in fair value of debt in the accompanying consolidated statements of operations and comprehensive loss. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings. The Company will breakout any change in value due to credit loss in accumulated other comprehensive loss. For the three months ended March 31, 2024 , there was no change in value due to credit loss.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2024 and December 31, 2023 are presented in the following tables (in thousands):

	Fair Value Measurements as of March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,315	$5,315	$—	$—
Certificates of Deposit	490	—	490	—
Government and agency notes	60,424	—	60,424	—
Total Assets	$66,229	$5,315	$60,914	$—
Liabilities:
Contingent consideration	60,251	—	—	60,251
Long-term debt	13,518	—	—	13,518
Total	$73,769	$—	$—	$73,769

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,285	$4,285	$—	$—
Certificates of Deposit	729	—	729	—
Government and agency notes	68,524	3,971	64,553	—
Total Assets	$73,538	$8,256	$65,282	$—
Liabilities:
Contingent consideration	57,706	—	—	57,706
Long-term debt	13,429	—	—	13,429
Total	$71,135	$—	$—	$71,135

The Company classifies certificates of deposit and government and agency notes as Level 2 investments as the Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades of or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.

Level 3 Assets and Liabilities

Contingent Consideration

The following table reflects the changes in present value of acquisition related accrued earnouts of contingent consideration liability using significant unobservable inputs (Level 3) for the three months ended March 31, 2024:

(in thousands)
Beginning Balance as of January 1, 2024	$57,706
Change in fair value of contingent consideration	2,545
Ending Balance as of March 31, 2024	$60,251

The following table summarizes the quantitative information including the unobservable inputs related to the Company's acquisition related accrued earnout as of March 31, 2024 (in thousands except for percentages):

	March 31, 2024	Valuation Technique	Unobservable Input	Range (Input Used)
Contingent consideration	$60,251	Expected present value	Probability of achieving earnout objectives per the purchase agreement	0% - 100%

Long-term Debt

The following table presents the changes in the fair value of the Level 3 EIB Loan for the three months ended March 31, 2024:

(in thousands)
Beginning Balance as of January 1, 2024	$13,429
Change in fair value	388
Due to foreign currency translation	(299)
Ending Balance as of March 31, 2024	$13,518

The following table summarizes the quantitative information including the unobservable inputs related to the Company's acquisition related long term debt as of March 31, 2024 (in thousands except for percentages):

	March 31, 2024	Valuation Technique	Unobservable Input	Range (Input Used)
EIB loan	$13,518	Expected present value	Credit quality of company and credit spreads for comparable debt	13%

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$1,594	$1,521
Money market funds	5,315	4,285
Government and agency notes	14,904	14,946
Total cash and cash equivalents	$21,813	$20,752

Short-term investments:
Certificates of deposit	$490	$729
Government and agency notes	45,520	53,578
Total short-term investments	$46,010	$54,307

The Company's investments are classified as available-for-sale securities. As of March 31, 2024, the weighted average remaining contractual maturities of available-for-sale securities was approximately 2 months. The unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other comprehensive income. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three months ended March 31, 2024 and 2023, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of March 31, 2024. No other-than-temporary impairments on these securities were recognized for the three months ended March 31, 2024 and 2023.

The Company periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairment and credit losses related to available-for-sale securities for the three months ended March 31, 2024 and 2023.

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

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income, net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in interest and other income, net in the condensed statement of operations and comprehensive loss.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded in other current assets on the condensed balance sheets.

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements as of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$5,315	$—	$—	$5,315
Certificates of Deposit	490	—	—	490
Government and agency notes	60,426	1	(3)	60,424
Total cash equivalents and investments	$66,231	$1	$(3)	$66,229

Classified as:
Cash equivalents (original maturities within 90 days)				$20,219
Short-term investments (maturities within one year)				46,010
Total cash equivalents and investments				$66,229

	Fair Value Measurements as of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$4,285	$—	$—	$4,285
Certificates of Deposit	735	—	(6)	729
Government and agency notes	68,528	13	(17)	68,524
Total cash equivalents and investments	$73,548	$13	$(23)	$73,538

Classified as:
Cash equivalents (original maturities within 90 days)				$19,231
Short-term investments (maturities within one year)				54,307
Total				$73,538

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$342	$365
Prepaid insurance	568	809
Prepaid research and development expenses	687	133
Short-term Italian research and development refundable tax credit	971	993
Other current assets	48	81
Total prepaid expenses and other current assets	$2,616	$2,381

EryDel is eligible to obtain an R&D tax credit as companies in Italy that invest in eligible research and development activities, regardless of the legal form and economic sector in which they operate, can benefit from a R&D tax credit. Such tax credits can only be used to offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and all other tax-related items that companies usually pay monthly). The Company recognized reductions to R&D expense of $0.4 million and $0 for the three months ended March 31, 2024 and 2023, respectively.

Novosteo Pty, Ltd, a wholly-owned subsidiary of Novosteo, LLC, is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive as well. During the three months ended March 31, 2024, the Company received $0 refundable tax credit. During the three months ended March 31, 2023, the Company received a refundable tax credit of $0.5 million, which reduced prepaid expenses and other current assets by $0.5 million as of March 31, 2023.

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
VAT receivable	$3,569	$3,463
Long-term Italian research and development refundable tax credit	4,891	4,993
Assets held for sale	7	10
Total other assets	$8,467	$8,466

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment	$35	$36
Computer Software	29	30
Lab equipment	476	486
Leasehold improvement	35	36
Office furniture	189	153
Less: accumulated amortization and depreciation	(530)	(507)
Property and equipment, net	$234	$234

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Personnel expenses	$1,368	$2,340
Professional fees	405	211
Research and development expenses	857	564
Current portion of operating lease liabilities	93	64
Other	297	257
Total accrued expenses and other current liabilities	$3,020	$3,436

For the three months ended March 31, 2024 and 2023, the severance accrual activity were as follows (in thousands):

	2024	2023
Beginning accrued severance	$341	$—
Incurred during the period	—	268
Severance paid during the period	(128)	(237)
Ending accrued severance	$213	$31

On January 30, 2023, in response to the reprioritization of the Company's pipeline following the decision to discontinue internal development of NOV004 and to pursue out-licensing opportunities, the Company's Board of Directors approved a cost reduction program to reorganize operations and allow continued support for the needs of the business. Under the cost reduction program, the Company lowered headcount through a reduction in workforce. The Company recognized the severance of $0.3 million and related expenses of $0.1 million over the requisite employment obligation period. The reduction in force was completed in April 2023.

On August 4, 2023, the Company entered into a transition and separation agreement with Karen Smith, M.D., Ph.D., (the “Separation Agreement”) in connection with Dr. Smith’s transition and departure from the Company as the Company's Chief Medical Officer, effective as of September 1, 2023. Pursuant to the Separation Agreement, the Company is required to pay cash severance, equal to her annual salary, in the aggregate amount of $0.5 million, of which $0.1 million was paid during the three months ended March 31, 2024. The severance is to be paid on regular payroll schedule through the third quarter of 2024. Additionally, pursuant to the Separation Agreement, the Company paid an additional cash bonus severance payment equal to 100% of Dr. Smith’s target annual bonus opportunity for 2023 on a prorated basis, an additional cash severance payment equal to 12 months’ of the monthly premiums for health care continuation benefits, and provided for 50% accelerated vesting with respect to Dr. Smith’s equity award. The acceleration of 612,141 options and 54,757 RSAs resulted in a stock-based compensation expense of approximately $0.1 million that was recorded in 2023.

Note 6. Leases

In October 2023, as part of the EryDel Acquisition the Company acquired operating leases in which the Company recorded an operating lease right of use asset and liability in total of $0.4 million. This includes a lease agreement renting office space in Bresso, in the Province of Milan, Italy. The Lease Agreement commenced on September 1, 2016 and will end on August 31, 2028. At acquisition date, the Company recorded an operating lease right of use asset and liability of $0.1 million. This also includes a lease agreement renting office space in Medolla, in the Province of Modena, Italy. The Lease Agreement commenced on June 18, 2018, with a duration of 12 years, until January 31, 2030. At acquisition date, the Company recorded an operating lease right of use asset and liability of $0.2 million. The acquired lease agreements also included other operating leases two of which are car leases and the other a printing press.

In January 2024, the above-mentioned Lease Agreement for the office space in Medolla was renegotiated. The new Lease Agreement includes an additional space and commenced on February 1, 2024, and will end on January 31, 2036, substituting the Lease Agreement commenced in June 2018. The Company recorded an additional $0.2 million of operating lease right of use asset and liability as of March 31, 2024.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. During the three months ended March 31, 2024 and 2023, the Company recorded rent expense of less than $0.1 million.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	March 31, 2024	December 31, 2023
Assets:
Operating lease right of use asset, net	$576	$385
Liabilities:
Short-term operating lease liability	93	64
Long-term operating lease liability	480	321
Total lease liabilities	$573	$385

Other information:
Weighted average remaining lease term	5.5 years	5.4 years
Weighted average discount rate	9.13%	7.95%

Future minimum lease payments under lease agreements as of March 31, 2024, were as follows (in thousands):

Fiscal Year
2024 (remainder of the year)	$105
2025	139
2026	136
2027	130
2028 and thereafter	216
Total lease payments	726
Less: imputed interest	(153)
Total remaining lease liability	$573

Note 7. Stockholders’ Equity

On April 5, 2023, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the common stock of the Company. The dividend was effective as of April 17, 2023 (the “Record Date”) with respect to stockholders of record on that date. The Rights also attached to shares of common stock issued after the Record Date. Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, (the “Preferred Shares”), of the Company at a price of $6.00 per one one-thousandth of a Preferred Share, subject to adjustment.

On April 5, 2024, the Rights Plan and the Rights issued thereunder expired.

Note 8. Stock-Based Compensation

The Company operates three stock plans as of March 31, 2024.

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

The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of March 31, 2024, the maximum aggregate number of shares that may be issued under the 2019 Plan is 11,755,418 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.

The Quince 2019 Plan may be amended, suspended or terminated by the Board at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the Quince 2019 Plan as required by applicable law or listing requirements. Unless sooner terminated by the Company's Board of Directors, the 2019 Plan will automatically terminate on April 23, 2029.

As of March 31, 2024, the Company had 2,482,713 shares available for future issuance under the Quince 2019 Plan.

Stock Options

Stock options under the 2019 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the fair market value of the shares on the date of grant. If, at the time of grant, the optionee directly owns stocks representing more than 10% of the voting power of all our outstanding capital stock, the exercise price for these options must be at least 110% of the fair value of the underlying common stock. Stock options granted to employees and non-employees generally have a maximum term of ten years and vest over four years from the vesting commencement date, of which 25% vest on the one-year anniversary of the vesting commencement date, and 75% vest in equal monthly installments over the remaining three years or monthly vesting over 3 to 4 years. We may grant options with different vesting terms from time to time. Unless an employee's or non-employee's termination is due to cause, disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of the three months from the termination date or expiration of the option, whichever is earlier.

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2023	4,267,178	$5.00	8.85	$197
Options granted	3,242,000	1.31	—	—
Options exercised	(149,999)	0.94	—	64
Options cancelled / forfeited	—	0.00	—	—
Balance as of March 31, 2024	7,359,179	$3.45	9.09	$201
Options vested and expected to vest as of March 31, 2024	7,359,179	3.45	9.09	201
Options exercisable as of March 31, 2024	1,207,209	$13.51	7.02	$28

For the three months ended March 31, 2024 and 2023 the Company recognized stock-based compensation expense of $0.8 million and $0.8 million, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2024, total unamortized employee stock-based compensation was $6.8 million, which is expected to be recognized over the remaining estimated vesting period of 3.08 years.

Restricted Stock Units (“RSUs”)

RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a 2–4 year period.

The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	1,488	$4.30
RSUs granted	-	—
RSUs vested	(1,488)	4.30
RSUs cancelled	—	—
Unvested - March 31, 2024	—	$—

The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years. The total grant date fair value of the RSUs vested during the three months ended March 31, 2024 was $24,700. The aggregate intrinsic value of the shares of the RSUs vested during the three months ended March 31, 2024 was $5,700.

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $4,000 and $18,000 respectively, related to these RSUs. As of March 31, 2024, total unamortized stock-based compensation related to RSUs was $0.

2019 Equity Incentive Plan (Novosteo)

On May 19, 2022, in accordance with the term of the Merger Agreement, the Company assumed the 2019 Novosteo, Inc. Equity Incentive Plan (the "2019 Novosteo Plan"). The 2019 Novosteo Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Novosteo legacy employees. On the closing date, each outstanding Novosteo stock option granted under Novosteo’s equity compensation plans was converted into a corresponding stock option with the number of shares underlying such option and the applicable exercise price adjusted based on the exchange ratio of 0.0911. Each such converted stock option continues to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo stock option prior to the Acquisition. The maximum aggregate number of shares that may be issued under the 2019 Novosteo Plan is 544,985 shares of the Company’s common stock.

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

Stock options under the 2019 Novosteo Plan may be granted for periods of up to 10 years and at prices no less than 100% of the fair market value of the shares on the date of grant. If, at the time of grant, the optionee directly owns stocks representing more than 10% of the voting power of all our outstanding capital stock, the exercise price for these options must be at least 110% of the fair value of the underlying common stock. Stock options granted to employees and non-employees generally have a maximum term of ten years and vest over four years from the vesting commencement date, of which 25% vest on the one-year anniversary of the vesting commencement date, and 75% vest in equal monthly installments over the remaining three years or monthly vesting over 3 to 4 years. We may grant options with different vesting terms from time to time. Unless an employee's or non-employee's termination is due to cause, disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of the three months from the termination date or expiration of the option, whichever is earlier.

As of March 31, 2024, the Company had 246,797 shares available for future issuance under the 2019 Novosteo Plan.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2023	310,431	$0.55	8.23	$155
Options granted	—	—	—	—
Options exercised	(90,531)	0.55	—	74
Options cancelled / forfeited	—	—	—	—
Balance as of March 31, 2024	219,900	$0.55	7.98	$112
Options vested and expected to vest as of March 31, 2024	219,900	0.55	7.98	112
Options exercisable as of March 31, 2024	64,682	$0.55	7.98	$33

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $49,000 and $59,000, respectively, related to options granted to employees and non-employees for the 2019 Novosteo Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2024, total unamortized employee stock-based compensation was $0.4 million, which is expected to be recognized over the remaining estimated vesting period of 1.98 years.

On May 19, 2022, in accordance with the term of the Merger Agreement, the Company assumed a number of restricted stock award ("RSA") agreements with certain employees. Each outstanding Novosteo RSA was converted into a corresponding RSA with the number of shares underlying such RSA adjusted into 0.0911 shares of common stock. Each such converted RSA will continue to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo RSA prior to the Acquisition.

Restricted Stock Awards

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	175,764	$3.30
RSAs granted	—	—
RSAs vested	(24,338)	3.30
RSAs cancelled	—	—
Unvested - March 31, 2024	151,426	$3.30

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $80,000 and $128,000, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2024, total unamortized employee stock-based compensation was $0.5 million, which is expected to be recognized over the remaining estimated vesting period of 1.49 years.

2022 Inducement Plan

On May 9, 2022, the Company's Board of Directors approved 4,000,000 shares of the Registrant's common stock that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan (the "2022 Inducement Plan"). The 2022 Inducement Plan was adopted by the independent members of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with rule awards under those plans may only be made to an employee who has not previously been an employee or member of the Board or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.

Options under the 2022 Inducement Plan may be granted for periods of up to 10 years at prices no less than 100% of the fair market value of the shares on the date of grant. Options granted to employees may have different performance goals or other vesting provisions (including continued employment) in accordance with Award Agreement. Unless an employee's termination service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of the three months or expiration of the option, whichever is earlier.

As of March 31, 2024, the Company had 1,666,694 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2023	2,333,306	$2.98	8.39	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of March 31, 2024	2,333,306	$2.98	8.15	—
Options vested and expected to vest as of March 31, 2024	2,333,306	2.98	8.15	—
Options exercisable as of March 31, 2024	1,069,431	$2.98	8.15	—

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of and $329,000 and $503,000, respectively, related to options granted to employees and non-employees for the 2022 Inducement Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of March 31, 2024, total unamortized employee stock-based compensation was $2.8 million, which is expected to be recognized over the remaining estimated vesting period of 2.14 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three months ended March 31, 2024 and 2023 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative expense	$1,168	$1,123
Research and development expense	106	358
Total stock-based compensation	$1,274	$1,481

Employee Stock Purchase Plan

On April 24, 2019, the Company's Board of Directors adopted its 2019 Employee Stock Purchase Plan (“2019 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on May 7, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2019 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 1,924,262 shares of common stock for issuance under the 2019 ESPP. In addition, the number of shares reserved for issuance under the 2019 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the lesser of: (i) 536,589 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company's Board of Directors. The 2019 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The Company has not yet approved an offering under the 2019 ESPP.

Note 9. Long-term Debt

In connection with the acquisition of EryDel on October 20, 2023, the Company assumed an unsecured line of credit between EryDel and the European Investment Bank (the "EIB Loan"). The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to the Company’s business and capitalization. The unused portions of each tranche may be canceled by the Company at any time, subject to a cancellation fee. As of March 31, 2024, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment dates specified in the relevant Disbursement Offer. The first Repayment Date of tranche C shall fall not earlier than twelve months from the Disbursement Date of such tranche. The last Repayment Date of tranche C and tranche D shall fall not later than 5 years from the Disbursement Date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and is payable on the maturity date for each Tranche. The fixed rates range from 7.0% to 9.0% per annum. As of March 31, 2024, principal of 10.0 million euros ($10.8 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the condensed consolidated balance sheet at fair value with imputed interest of 9.0% included.

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

The Company elected to account for the EIB Loan at fair value, which requires the EIB Loan to be recorded at fair value at issuance and at the end of each reporting period. Gains or losses upon remeasurement are to be recorded in other expense, net in the condensed consolidated statements of operations and comprehensive income. The Company presents separately in other comprehensive income the portion of the total change in the fair value of the EIB Loan that results from a change in instrument-specific credit risk. The EIB Loan’s fair value at the date it was assumed adjusted its carrying value based on using a discounted cash flow analysis with a discount rate based on a yield curve that was adjusted for credit rating. The change in fair value as of March 31, 2024 was determined using a discounted cash flow analysis discounted at the market yield. The significant inputs used to measure the market yield as of March 31, 2024 relative to the date the EIB Loan was assumed was the change in credit quality of the Company, the change in credit spreads for comparable debt instruments, and the change in the risk-free rate. As of March 31, 2024, the fair value of the EIB Loan is valued at $13.5 million, which includes a fair value adjustment of $0.4 million and foreign currency translation of $0.3 million during the three months ended March 31, 2024.

Future minimum principal payments, as of March 31, 2024 are as follows (in thousands):

Quarter ended March 31, 2024	Amount
2024	$—
2025	—
2026	11,053
2027 and thereafter	—
Total future minimum payments	11,053
Imputed interest	2,465
Total Debt as of March 31, 2024	$13,518

Note 10. Income Taxes

The Company has a history of losses and expects to record a loss in 2024. The Company accounts for income taxes under ASC Topic 740 – Income Taxes.

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

The Company recorded $31,000 of tax expense for the three months ended March 31, 2024, primarily related to foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.

Note 11. Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	March 31,
	2024	2023
Numerator:
Net loss	$(11,149)	$(12,254)
Denominator:
Weighted average common shares outstanding	43,010,212	35,855,200
Net loss per share, basic and diluted	$(0.26)	$(0.34)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2024	2023
Stock options issued and outstanding	9,912,385	7,592,046
Restricted stock units	—	5,950
Restricted stock awards	151,426	388,051
Total	10,063,811	7,986,047

Note 12. Business Combination

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

Preliminary Purchase Price Allocation
Assets acquired:
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

The fair value of identifiable Acquired IPR&D intangible assets was $60.6 million. IPR&D was determined using the MPEEM under the income approach. MPEEM calculates the economic benefits by determining the income attributable to an intangible asset after the returns are subtracted for contributory assets such as working capital, assembled workforce, and fixed assets. The resulting after-tax net earnings were discounted at 16.6%, a rate commensurate with the risk inherent in the economic benefit projections of the assets. The probability-weighted, projected cash flows were calculated based on projections of revenues and expenses related to the asset and were assumed to extend through a multi-year projection period. The IPR&D has an indefinite useful life, and as such, is not amortized but rather tested for impairment at least annually.

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

The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded global market opportunities. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is not amortized but is tested for impairment at least annually, refer to Note 13 for this assessment.

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

Note 13. Intangible Assets

EryDel Intangible Assets

The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

March 31, 2024
In-process research and development:
Balance as of December 31, 2023	$63,197
Impairment charge	—
Foreign currency translation adjustments	(1,402)
Balance as of March 31, 2024	$61,795

The following table provides details of the carrying amount of the Company's finite-lived intangible asset (in thousands, except useful life):

		As of March 31, 2024			As of December 31, 2023
	Useful life	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite life intangible assets:
Trade name	21 years	$460	$(10)	$450	$460	$(4)	$456
Impairment charge				—			—
Foreign currency translation adjustments				8			19
Total				$458			$475

The Company performs annual impairment reviews of its intangible assets during the fourth fiscal quarter or more frequently if appropriate. As of March 31, 2024, the Company did not incur any impairment losses related to its EryDel intangible assets.

Novosteo Intangible Assets

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

Goodwill

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2023	$17,625
Foreign currency translation adjustments	(380)
Balance as of March 31, 2024	$17,245

As part of the EryDel Acquisition, the Company recorded goodwill, the excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired.

The Company evaluates goodwill at least annually, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company concluded that no impairment exists for the three months ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) our audited consolidated financial statements and related notes and the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report on Form 10-K") filed with the Securities and Exchange Commission (the “SEC”), on April 1, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Quince,” “we,” “us” and “our” refer to Quince Therapeutics, Inc. and "our legacy assets" refer to atuzaginstat (COR388), COR588, COR852, and COR803, collectively.

Overview

We are a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology to deliver innovative therapies to those living with rare diseases.

Our proprietary AIDE technology platform is an innovative drug/device combination platform that uses an automated process to encapsulate a drug into a patient’s own red blood cells. Red blood cells have several characteristics that make them a potentially ideal vehicle for drug delivery, including potentially better tolerability, enhanced tissue distribution, reduced immunogenicity, and prolongation of circulating half-life. Our AIDE technology is designed to harness many of these benefits to allow for new and improved therapeutic options for patients living with high unmet medical needs. The AIDE technology platform may confer benefits over conventional therapies and if so, AIDE has the potential to be applied to a broad range of small or large molecule drugs and biologics.

EryDex is the first product in development that leverages our AIDE technology and is composed of DSP encapsulated in autologous red blood cells targeted to treat a rare pediatric neurodegenerative disease called A-T. DSP is a corticosteroid well known for its anti-inflammatory properties, as well as its dose-limiting toxicity due to adrenal suppression. EryDex is designed to alter the pharmacokinetics and biodistribution of the DSP allowing for effective and safe treatment.

We completed an initial patient sizing project with third-party analysis from IQVIA Medical Claims (Dx), IQVIA Analytics, which confirmed that there are approximately 3,400 diagnosed patients with A-T in the U.S. This aligns with an estimated U.S. prevalence of approximately 5,000 patients with A-T in the U.S. Currently, there are no approved treatments for A-T and the global market, based on our internal estimates and assumptions, represents a more than $1 billion peak commercial opportunity. We believe this could make EryDex an ideal lead asset to demonstrate the clinical and commercial potential of our AIDE technology.

We expect to begin enrollment in the Phase 3 NEAT clinical trial of EryDex in A-T in the second quarter of 2024.

Proprietary AIDE Technology Platform

Our proprietary AIDE technology platform is a novel drug/device combination that uses an automated process designed to encapsulate a drug into the patient’s own red blood cells. The AIDE technology drug/device combination consists of a specialized automated equipment including the RCL, a sterile single-use consumable treatment kit called EryKit, Syringe Kit, drug, and process solutions. Red blood cells have several characteristics that make them a potentially ideal vehicle for drug delivery, including potentially better tolerability, enhanced tissue distribution, reduced immunogenicity, and prolongation of circulating half-life. Our AIDE technology is designed to harness these benefits to allow for the chronic administration of drugs that have limitations due to toxicity, poor biodistribution, suboptimal pharmacokinetics, or immune response. In this way, our AIDE technology may confer benefits over conventional therapies and if so, AIDE has the potential to be applied to a broad range of small or large molecule drugs and biologics. The use of autologous blood may minimize safety risks associated with the use of donor blood and may reduce the potential immunogenic risks associated donor cells and engineered cell therapies.

The RCL is a proprietary CE marked non-invasive device that allows blood processing at the point of care. With a user-friendly touch screen interface, the RCL automates the AIDE process technology by handling the blood, drug, and processing solutions with the use of the proprietary EryKit. Our EryKit is a CE marked medical device that provides the essential single-use components for loading the patient’s red blood cells with DSP by using the

RCL. The RCL, EryKit, and Syringe Kit have been CE marked in accordance with the MDR. Process solutions (Hypotonic Solution 1&2 and Hypertonic Solution PIGPA) are proprietary sterile solutions, CE marked according to the MDD, aimed to create suitable osmotic condition during the process to allow the drug diffusion into red blood cells and the subsequent restoring of physiological condition.

The automated AIDE process and treatment is designed to be completed at the point-of-care and includes a series of steps which take approximately two hours from start to finish. This process includes:

•
Collection of patient’s blood using our proprietary Syringe Kit.
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

New Indications and Program Expansion Potential

The flexibility of the AIDE platform has the potential to provide benefits over conventional therapies and if so, could be applied to a broad range of drugs ranging from small to large molecules, as well as biologics. Potential benefits include better tolerability, enhanced tissue distribution, reduced immunogenicity, and prolongation of circulating half-life which we believe could be an advantage for treating patients.

We selected Duchenne muscular dystrophy (DMD) as our second development program. We consider DMD an ideal indication for EryDex as corticosteroids are the standard of care for this rare disease, but its utility is limited by significant chronic toxicity due to adrenal suppression. As a result, corticosteroid treatment in patients with DMD is commonly interrupted during adolescence due to interference with sexual maturation and delayed puberty. As a next step, we intend to focus on generating proof-of-concept clinical trial study designs to evaluate

EryDex for the potential treatment of patients with DMD, including corticosteroid intolerant populations, in addition to evaluating optimal capital efficient study approaches such as investigator initiated trials and Phase 2/3 options.

We intend to continue our investigation of other potential indications for EryDex where chronic corticosteroid treatment is – or has the potential to become – a standard of care if there were not corticosteroid-related safety concerns. This evaluation process spans across ataxia, neuromuscular, hematology, cancer, and autoimmune disease indications with a focus on rare diseases. To support our drug development pipeline expansion in a capital efficient structure, we would prioritize an investigator initiated clinical trial approach to evaluate EryDex for other potential rare disease indications. In addition, we intend to evaluate other potential applications of the AIDE technology platform using drugs and biologics targeted at rare and debilitating diseases to further expand our drug development pipeline.

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

In order for a conventional corticosteroid to achieve these characteristics, the drug must be dosed frequently, typically daily. Long-term daily dosing regimens sufficient to provide efficacy, lead to significant and debilitating long-term adverse effects associated with HPA axis suppression. Corticosteroid therapy without significant long-term safety liabilities would represent a major advancement in the treatment of many chronic diseases where corticosteroids are already known to be beneficial.

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

Phase 3 Lead Asset – EryDex for the Potential Treatment of A-T

Our strategic priority is to complete the Phase 3 clinical trial of EryDex, called NEAT (Neurologic Effects of EryDex on Subjects with A-T; NCT06193200 / IEDAT-04-2022), to evaluate its safety and efficacy for the potential treatment of A-T. We also will investigate additional indications for EryDex. These priorities include the following activities and corporate milestones:

•
Complete start up activities for our Phase 3 NEAT clinical trial by the end of second quarter of 2024.
•
Enroll the first patient in our Phase 3 NEAT clinical trial in the second quarter of 2024.
•
Report our Phase 3 NEAT clinical trial top-line results in the second half of 2025.
•
Prepare for a U.S. NDA submission in 2026, provided we obtain positive NEAT study results.
•
Pursue potential strategic partnerships to out-license ex-U.S. regional territories to extend operational runway to support potential NDA approval of EryDex, as well as further advance other potential indications.

Pivotal Phase 3 NEAT Clinical Trial of EryDex in Patients with A-T

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

Regulatory Interactions

The pivotal Phase 3 NEAT clinical trial will be conducted under an SPA agreement with the U.S. FDA, which should allow for the submission of an NDA following completion of this study, provided we obtain positive results. Our plan would be to submit the NDA in 2026 with expectations to submit a MAA to the EMA shortly thereafter. EryDex has been classified as a drug/device combination product by the U.S. FDA. We anticipate submitting a 505(b)(2) NDA to the FDA, which allows us to rely upon the agency’s prior findings of safety and effectiveness for the active pharmaceutical ingredient, DSP.

EryDex has been granted orphan drug designation for the treatment of A-T from the U.S. FDA and EU EC. The EryDex System’s RCL is a CE marked non-invasive device that allows blood processing at the point of care. The EryKit is a CE marked medical device in accordance with the MDR and the Process Solutions are CE marked in accordance with the MDD.

Prior ATTeST Phase 3 Clinical Trial Results in Patients with A-T

We gained valuable learnings from the prior Phase 3 clinical trial of EryDex, called ATTeST (Ataxia-Telangiectasia Trial with the EryDexSysTem; NCT02770807 / IEDAT-02-2015), which is the largest global clinical trial of patients with A-T.

ATTeST was an international, multicenter, randomized, double-blind, placebo-controlled, Phase 3 clinical trial of patients ages six years and older. A review of the data suggests that treating patients early can be an important factor in A-T because the rate of neurological deterioration is most pronounced between the ages of six to nine years old. The objective of ATTeST was to evaluate the effect of two doses (Low Dose and High Dose DSP/infusion) of EryDex, compared to placebo, on central nervous system symptoms in subjects with A-T. The initial treatment period was six months. All participants who completed efficacy assessments over the initial six months were eligible to continue in an additional six-month, double blind, placebo-controlled treatment designed to collect longer-term safety and efficacy data. There were 176 patients randomized (1:1:1) between Low Dose (mean of 8.2 mg ± standard deviation of 3.3 mg), High Dose (mean of 17.4 mg ± standard deviation of 5.4 mg), and placebo. Participants received monthly doses for 12 months. At time points of month six and nine, one-third of participants on placebo switched to active drug, respectively. All participants who completed treatment in the ATTeST study were subsequently eligible to enroll in an open-label extension study (NCT03563053 / IEDAT-03-2018; OLE-IEDAT) with 104 participants receiving High Dose EryDex.

The primary efficacy endpoint of ATTeST was change in neurological symptoms from baseline to month six measured by mICARS (modified version of ICARS) comparing EryDex active arms and the placebo control arm using a mixed model repeated measures analysis. The ICARS was developed to quantify the level of impairment as a result of ataxia related to hereditary ataxias. The key secondary efficacy endpoint of ATTeST was the change in global clinical status from baseline until month six as measured by the CGI-C. The safety objective was to evaluate the safety and tolerability of two dose levels of EryDex compared to placebo based on the occurrence of treatment-emergent AEs over the 12-month double-blind study duration.

High Dose EryDex missed the primary efficacy endpoint with a p-value of 0.077 however, statistical significance was observed in the per protocol (PP) analysis with a p-value of 0.019. Most of the clinical signs of neurodegeneration are observed in patients with A-T before the age of 10. By the age of 12, the vast majority of patients with A-T have become non-ambulatory and the neurological signs of disease progression slow significantly since most of the lower limb neuronal damage has already occurred. mICARS is focused on lower limb movement and published natural history data suggest two distinctive regression patterns between patients ages six to nine and 10 years or older with rapid neurological deterioration in the younger age group (six to nine years) compared to a much slower deterioration in older patients (10 years or older), many of whom are non-ambulatory. These data underpin the treatment effect in the patient population where neurodegeneration is most pronounced. Subgroup analyses were performed in the six to nine year old subgroup in the mITT population and there was a statistically significant difference for mICARS in the High Dose group as compared to placebo.

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

Financial Overview

Components of Results of Operations

Operating Expenses

Our operating expenses since inception have consisted primarily of R&D activities and G&A costs.

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

To date, our research and development expenses have supported the advancement of atuzaginstat (COR388) and COR588 and to a lesser extent the clinical and regulatory development of NOV004. As we sold our legacy protease inhibitor portfolio including COR388 and COR588 to Lighthouse Pharmaceuticals, Inc. in January 2023, we did not incur any additional expenses related to these legacy assets from the second quarter of 2023 onward. Additionally, due to the decision made on January 30, 2023 to discontinue internal development of NOV004 and following the termination of the License Agreement with PRF on October 31, 2023, we have not and do not expect to incur any NOV004 costs in 2024.

With the acquisition of EryDel, we expect our research and development expenses to increase significantly from current levels as we prepare to begin enrollment and proceed with the Phase 3 NEAT clinical trial.

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

Fair Value Adjustment for Contingent Consideration

We record fair value adjustment for contingent consideration primarily due to the passage of time related to the contingent consideration earn-outs resulting from the EryDel Acquisition. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.

Fair Value Adjustment for Long-term Debt

We record fair value adjustment for long-term debt primarily due to the passage of time and the interest accrued for the loan with the EIB.

Interest Income

Interest and other income, net consists primarily of interest earned on our short-term and long-term investments portfolio.

Other Expense, net

Other expense, net consists primarily of the effects of foreign currency exchange rates.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes to our critical accounting policies in the three months ended March 31, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K.

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

The following sets forth our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$3,702	$3,230	$472	14.6%
General and administrative	4,971	3,826	1,145	29.9%
Intangible asset impairment charge	—	5,900	(5,900)	100.0%
Fair value adjustment for contingent consideration	2,545	—	2,545	100.0%
Loss from operations	(11,218)	(12,956)	1,738	(13.4)%
Fair value adjustment for long-term debt	(388)	-	(388)	100.0%
Interest income	887	700	187	26.7%
Other expense, net	(399)	(246)	(153)	62.2%
Net loss before income tax benefit	(11,118)	(12,502)	1,384	(11.1)%
Income tax (expense) benefit	(31)	248	(279)	(112.5)%
Net loss	$(11,149)	$(12,254)	$1,105	(9.0)%

Research and Development Expenses (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Direct research and development expenses:
EryDex	$2,797	$—	$2,797	100.0%
Atuzaginstat (COR388)	—	151	(151)	(100.0)%
COR588	—	11	(11)	(100.0)%
NOV004	—	1,608	(1,608)	(100.0)%
Other direct research costs	(110)	3	(113)	(3,766.7)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	893	1,292	(399)	(30.9)%
Facilities and other research and development expenses	122	165	(43)	(26.1)%
Total research and development expenses	$3,702	$3,230	$472	14.6%

Research and development expenses were $3.7 million for the three months ended March 31, 2024, compared to $3.2 million for the three months ended March 31, 2023, an increase of $0.5 million. We anticipate our research and development expenses to increase significantly from current levels as we prepare to begin enrollment and proceed with the Phase 3 NEAT clinical trial.

The costs for EryDex development increased by $2.7 million compared to the same period from the prior year due to the start-up costs related to the Phase 3 NEAT clinical trial. This increase was primarily due to an increase in clinical trial costs of $2.4 million and a $0.3 million increase in medtech and drug manufacturing costs.

As we sold our legacy protease inhibitor portfolio including COR388 and COR588 to Lighthouse Pharmaceuticals, Inc. in January 2023, we did not incur any additional expenses related to these legacy assets from the second quarter of 2023 onward. Additionally, due to the decision made on January 30, 2023 to discontinue internal development of NOV004 and following the termination of the License Agreement with PRF on October 31, 2023, we have not and do not expect to incur any NOV004 costs in 2024.

Our personnel related costs decreased by $0.4 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, as a result of a $0.3 million decrease in allocated stock-based compensation costs, and a decrease of $0.2 million related to reduced headcount year over year, offset by a $0.1 million increase in payroll tax expense.

Facilities and other research and development expenses decreased by $43,000 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily due to a decrease in allocated rent and facilities expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million to $5.0 million for the three months ended March 31, 2024, from $3.8 million for the three months ended March 31, 2023. The increase in general and administrative expenses is primarily due to an increase of $0.6 million in personnel related expenses, a $0.3 million increase in audit and tax fees, and a $0.2 million increase in consulting fees. We also incurred a $0.3 million increase in other professional and administrative expenses year over year. These increases were partially offset by a decrease of $0.3 million in legal fees.

Fair Value Adjustment for Contingent Consideration

For the three months ended March 31, 2024, we recorded a fair value adjustment for contingent consideration which resulted in a $2.5 million charge primarily due to the passage of time related to the contingent consideration earn-outs resulting from the EryDel Acquisition.

Fair Value Adjustment for Long-term Debt

For the three months ended March 31, 2024, we recorded a fair value adjustment for long-term debt which resulted in a $0.4 million charge primarily due to the passage of time and the interest accrued for the loan with the EIB.

Intangible Asset Impairment Charge

During the three months ended March 31, 2023, we conducted an impairment analysis of our intangible asset IPR&D that resulted from the purchase of Novosteo, Inc. in May 2022. To determine the extent, if any, by which our IPR&D Intangible Asset was impaired, we conducted a quantitative analysis which resulted in our fair value being significantly below our current carrying value due to the assumptions changing as a result of the decision to hold this asset for sale in January 2023. As a result of the analyses, we recorded a non-cash intangible asset IPR&D impairment charge of $5.9 million for the three months ended March 31, 2023. No impairment charges were recognized during the three months ended March 31, 2024.

Interest Income

Interest income increased by $0.2 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was due to increased yields on our investment portfolio which were partially offset by decreased average balances.

Other Expense, net

Other expense increased by $0.2 million for the three months ended March 31, 2024 primarily due to $0.2 million higher unrealized losses resulting from changes in foreign exchange rates, offset by lower gain of $0.1 million as compared to the three months ended March 31, 2023 sale related to the equity investment in Lighthouse, Inc. in exchange for our legacy assets.

Income Tax

We recorded $31,000 of tax expense for the three months ended March 31, 2024, primarily related to foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.

Liquidity and Capital Resources

Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat (COR388), our Phase I SAD/MAD clinical trial of COR588 and to a lesser extent readying NOV004 for Phase 1 clinical trials. We have sold our legacy small molecule protease inhibitor portfolio and intend to out license our NOV004 bone targeting drug. We are focused on acquiring, developing, and commercializing innovative therapeutics for patients suffering from debilitating and rare diseases.

To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of March 31, 2024, we had an accumulated deficit of $330.8 million. We incurred a net loss of $11.1 million in the three months ended March 31, 2024. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through March 31, 2024, we received net proceeds of approximately $303.9 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $67.8 million and $75.1 million, respectively. Based on our current business plans, we believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months from the date of the issuance of the accompanying condensed consolidated financial statements. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, U.S government securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk. Our cash equivalents and short-term investments are held in money market funds, certificate of deposits, and government agency obligations.

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

In January 2023 we out-licensed our legacy protease inhibitors to Lighthouse and in October 2023 terminated our license for NOV004. We also intend to concentrate our efforts on development of EryDex. Accordingly, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any drug candidates or whether, or when, we may achieve profitability.

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

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, which would include anticipated clinical and development activities related to EryDex through completion of the Phase 3 NEAT clinical trial, and into 2026.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(8,353)	$(3,569)
Investing activities	8,914	5,540
Financing activities	190	50
Effect of exchange rate changes on cash	310	114
Net increase in cash and cash equivalents	$1,061	$2,135

Operating Activities

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2024. Cash used in operating activities was primarily due to our net loss of $11.1 million for the period, adjusted for $3.6 million of non-cash items, including $2.5 million change in the fair value of contingent consideration liabilities, $1.3 million in stock-based compensation, and a net decrease in accounts payable, accrued expenses and other current liabilities of $0.3 million, partially offset by increases in our current assets of $0.5 million.

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

Investing Activities

Cash provided by investing activities was $8.9 million in the three months ended March 31, 2024, primarily related to the maturities of short-term investments of $48.2 million, and the purchase of investments of $39.3 million.

Cash provided by investing activities was $5.5 million in the three months ended March 31, 2023, primarily related to the purchase of investments of $7.7 million, and maturities of short-term investments of $13.3 million.

Financing Activities

Cash provided by financing activities was $0.2 million in the three months ended March 31, 2024, which consisted of net proceeds from the exercise of stock options in the period.

Cash provided by financing activities was $0.1 million in the three months ended March 31, 2023, which consisted of net proceeds from the exercise of stock options in the period.

Contractual Obligations and Commitments

Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of March 31, 2024, as compared to those disclosed in our Annual Report on Form 10-K.

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $1.6 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of March 31, 2024. We have approximately $14.3 million in cancellable future operating expense commitments based on existing contracts as of March 31, 2024. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. As of March 31, 2024, the fair value of the EIB loan is $13.5 million and it is recorded as long-term debt on the condensed consolidated balance sheet at fair value. As of March 31, 2024, the fair value of long-term contingent consideration on our books for the earnout related to the EryDel Acquisition is $60.3 million and the short-term portion is $4.7 million, refer to Note 3 to the condensed consolidated financial statements for further details.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We will require substantial additional funding to finance our operations and to develop and evaluate current and future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

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

Our operations and financial results are subject to various risks and uncertainties, including those described below that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the following risks, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K.

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

We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the quarters ended March 31, 2024 and 2023, our net losses were $11.1 million and $12.3 million, respectively. We had an accumulated deficit of $330.8 million as of March 31, 2024.

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

We expect that it could take several years, if ever, before we may have a drug candidate ready for commercialization. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we pursue our current strategic direction, and seek regulatory approvals for any drug candidates, prepare for and begin the commercialization of any approved drug candidates, and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Further, these net losses have fluctuated significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year. To become and remain profitable, we must develop and eventually commercialize a drug with significant revenue. However, we may never succeed in developing a commercial drug.

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

Additionally, in connection with the EIB Facility, we are also required to make additional payments to the EIB consisting of (i) interest payments on the outstanding loans thereunder, (ii) payments based on a percentage of the revenue derived from the acquisition of EryDel on October 23, 2023, which will be payable annually commencing with the first such payment commencing on June 30, 2027 with respect to the immediately preceding fiscal year, and (iii) repayments of the principal amount of the loans under the EIB Facility upon the occurrence of certain events. The occurrence of certain events of default under the EIB Facility, including failure to make payments as they become due (subject to a grace period of three (3) business days) to the EIB, would result in the EIB having the right to accelerate and demand immediate payment of all outstanding obligations, together with accrued interest, if any, and any prepayment fees, under the EIB Facility. We may need additional funding in order to make such payments.

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

Accordingly, we will need to obtain substantial additional funding in order to fully execute on our corporate strategy. As of March 31, 2024 we had $67.8 million in cash, cash equivalents and short-term investments. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely affected, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

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

As a Company with an Italian biotechnology subsidiary, we have benefited from certain tax advantages, including, for example, the R&D tax credit, which an Italian tax credit aimed at stimulating research and development. The R&D tax credit can be offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and all other tax-related items that companies usually pay monthly). For eligible research and development activities, the tax credits were equal to 20% of the costs incurred in fiscal years 2022 and 2021, with a maximum annual amount of $4.4 million (Euro 4 million). In 2023 the tax credit rate was decreased to 10% of the eligible expenses for certain activities, and the annual ceiling of the credit increased to $5.5 million (5 million euros). Expenses incurred by the Company for years ended December 31, 2023, 2022, and 2021 generated a total tax credit amounting to $0.9 million (0.8 million euros), $1.1 million (1 million euros), and $2.0 million (1.8 million euros), respectively. The Italian tax authorities may audit each research and development program in respect of which a R&D tax credit has been claimed and assess whether such program qualifies in its view for the R&D tax credit. The Italian tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions or deductions in respect of our research and development activities. Should the Italian tax authorities be successful, the R&D tax credit, may be reduced, which would have a negative impact on our results of operations and future cash flows. We believe, due to the nature of our business operations, that we will continue to be eligible to receive the R&D tax credit. However, if the Italian government decides to eliminate, or to reduce the scope or the rate of, the R&D tax credit, either of which it could decide to do at any time, our results of operations could be adversely affected.

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

The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.

Following Brexit, the UK and the EU signed a EU-UK TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

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

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drug candidates, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the “negotiated fair price” under the law and (ii) impose rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are subject to substantial government regulation that is subject to change and could force us to make modifications to how we develop, manufacture, market, and price our products in the future

The medical device industry is regulated extensively by governmental authorities, principally the FDA in the U.S. and corresponding state and foreign regulatory authorities. The majority of our manufacturing processes are required to comply with quality systems regulations, including cGMP requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Failure to comply with applicable medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA or comparable foreign regulatory authorities and notified bodies to grant pre-market clearances or approvals for our products or issue CE Certificated of Conformity in the EU, withdrawals, or suspensions of future or current clearances or approvals and criminal prosecution.

In addition, our products are subject to pre-clearance requirements by the FDA, similar regulatory authorities outside the United States, and notified bodies that govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales, and distribution. Compliance with these regulations may be time consuming, burdensome, and expensive for us. The failure to obtain, or the loss or suspension of any such pre-approval or CE Certificate of Conformity in the EU, would negatively affect our ability to sell our products and harm our anticipated revenues.

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

The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our potential drug candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

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

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

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

In Europe, beginning June 1, 2023, European applications and patent may be subjected to the jurisdiction of the UPC. Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, as well as adverse consequences including, but not limited to, investigations, fines/penalties, litigation, and reputational harm. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our drug candidates and other third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Our reliance on third-party service providers could also introduce new cyber security risks and vulnerabilities, such as supply-chain attacks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, or that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	5/13/2019	001-38890
3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	8/1/2022	001-38890
3.3	Amended and Restated Bylaws	8-K	8/1/2022	001-38890
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X
32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

Quince Therapeutics, Inc.

Date: May 13, 2024	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer and Chief Medical Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Brendan Hannah
Brendan Hannah
Chief Business Officer, Chief Operating Officer, and Chief Compliance Officer
(Principal Financial Officer)