Form 10-Q
period 2024-06-30
Quince Therapeutics, Inc.
filed 2024-08-13
CIK 1662774

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 001-38890
________________________________________________________
Quince Therapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________________

Delaware	90-1024039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Boulevard, Suite 273 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 910-5717
________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2024, the registrant had 43,276,606 shares of common stock, $0.001 par value per share, outstanding.

Table of Content

Table of Content
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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our ability to successfully execute on our current strategic direction;
•future research and development activities, including the scope, success, cost and timing of any future development activities, preclinical studies and clinical trials, including clinical trials of EryDex or other pipeline compounds we advance through the drug development process;
•the timing and focus of any potential future clinical trials, and the reporting of data from those trials;
•our ability and timing of seeking and obtaining FDA and any other regulatory approvals for our drug candidates;
•the willingness of the FDA or other regulatory authorities to accept any future completed or planned clinical and preclinical studies and other work, as the basis for review and approval of our drug candidates for their respective indications;
•whether regulatory authorities determine that additional trials or data are necessary in order to accept a new drug application for review and/or approval;
•the ability of any future clinical trials to demonstrate safety and efficacy of our EryDex and other drug candidates, and other positive results;
•our financial performance;
•the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•our expectations related to the use of our available cash;
•our ability to obtain funding for our operations, including funding necessary to develop and commercialize our drug candidates;
•our expectations regarding the potential market size and the size of the patient populations for our drug candidates, if approved for commercial use, and the potential market opportunities for commercializing our drug candidates;
•our plans relating to commercializing our drug candidates, if approved;
•our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any drug candidates for which we obtain approval;

Table of Content
•our ability to attract and retain key scientific and clinical personnel, in light of recent management changes and reduction in force;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•our reliance on third parties to conduct clinical trials of our drug candidates, and for the manufacture of our drug candidates for preclinical studies and clinical trials;
•dependence upon the integrity of our supply chain, including multiple single-source suppliers;
•our reliance on third-party suppliers for certain of our raw materials and components;
•our ability to expand our drug candidates into additional indications and patient populations;
•the success of competing therapies that are or may become available;
•the beneficial characteristics, safety and efficacy of our drug candidates;
•governmental or regulatory delays, information requests, clinical holds, and regulatory developments in the United States and other jurisdictions;
•our ability to obtain and maintain regulatory approval of our drug candidates, and any related restrictions, limitations and/or warnings in the label of any approved drug candidate;
•our ability to obtain and maintain CE Certificates of conformity for the medical device components of our EryDex System in accordance with applicable legislation governing medical devices;
•our ability to transition CE Certifications under the previous Medical Device Directive, to a regulatory framework under MDR;
•our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
•potential claims relating to our intellectual property; and
•our ability to grow our organization and increase the size of our facilities to meet our anticipated growth.
•our ability to regain and maintain compliance with Nasdaq minimum listing requirements.
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

Table of Content
DEFINED TERMS
Unless the context requires otherwise, references to “Quince,” “the Company,” “we,” “us,” or “our” in this Quarterly Report on Form 10-Q refer to Quince Therapeutics, Inc. and its consolidated subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below.

Abbreviated Term	Defined Term

2017 Tax Act	Tax Cuts and Jobs Act of 2017
3PLs	Third-party Logistics Providers
AE	Adverse Event
AIA	Leahy-Smith America Invents Act
AIDE	Autologous Intracellular Drug Encapsulation
ANDA	Abbreviated New Drug Application
ARB	Angiotensin Receptor Blockers
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
A-T	Ataxia-Telangiectasia
ATTeST	Ataxia Telangiectasia Trial with the EryDex System
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
C-GIC	Clinical Global Impression of Change
GMP	Current Good Manufacturing Practice
Cmax	The highest (peak) concentration of a drug in the bloodstream or other part of the body after drug administration
CMC	Chemistry Manufacturing Controls
CMO	Contract Manufacturing Organization
CMS	Center for Medicare and Medicaid Services
the Code	Internal Revenue Code of 1986, as amended
COSO framework	Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease
CPA	Certified Public Accountant
Credits	Tax credits
CRO	Contract Research Organization
CTA	Clinical Trial Application
DMD	Duchenne muscular dystrophy
DOJ	United States Department of Justice
DSMB	Data Safety Monitoring Board
DSP	Dexamethasone Sodium Phosphate
EC	European Commission
EMA	European Medicines Agency
EryDel	Quince Therapeutics, S.p.A (previously named EryDel S.p.A.)
EryDex	Red blood cell encapsulated dexamethasone sodium phosphate
EryDex System	Automated combination product to encapsulate dexamethasone sodium phosphate in Red blood cells
EU	European Union
EryKit	Consumable sterile kit component of the EryDex System
Exchange Act	Securities Exchange Act of 1934, as amended

Table of Content

FASB	Financial Accounting Standards Board
FCPA	Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977
FDA	United States Food and Drug Administration
GAAP	generally accepted accounting principles in the United States
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
HHS	United States Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
HPA	Hypothalamic-Pituitary-Adrenal (HPA) Axis
HTA	Health Technology Assessment
ICARS	International Cooperative Ataxia Rating Scale
IND	Investigational New Drug
IPO	Initial Public Offering
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
ITT	Intent To Treat
Jefferies	Jefferies LLC
Lighthouse	Lighthouse Pharmaceuticals, Inc.
LSM	Least Square Mean
MAA	Marketing Authorization Application
MAD	Multiple Ascending Dose
MDD	Medical Devices Directive
MDR	Medical Devices Regulation 2017/745
mICARS	Modified International Cooperative Ataxia Rating Scale
MHRA	United Kingdom Medicines and Healthcare Products Regulatory Agency
MPEEM	Multi-Period Excess Earnings Method
Nasdaq	The Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application
NEAT	EryDex Phase 3 Trial (Neurologic Effects of EryDex on Subjects with A-T)
NIH	National Institute of Health
NOL	Net Operating Loss
Novosteo	Novosteo, Inc.
PCAOB	Public Company Accounting Oversight Board
PCT	Patent Cooperation Treaty
PD	Pharmacodynamic
PDMA	Prescription Drug Marketing Act
Process solutions	(Hypotonic Solutions 1& 2 and Hypertonic Solution PIGPA) sterile solutions to allow drug encapsulation and restoring the physiological osmolarity during EryDex process
PP	Per Protocol Population is all patients who enrolled into the study and fulfilled all inclusion/exclusion criteria, did not have any major protocol violations, and completed the initial treatment period of the study as planned.

Table of Content

PK	Pharmacokinetic
PPACA	Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010
PRF	Purdue Research Foundation
PTE	Patent Term Extension
R&D	Research and Development
RCL	Red Cell Loader, the machine that encapsulates drug into red blood cells
Registrational or pivotal trial	An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required
RmICARS	Rescored modified International Cooperative Ataxia Rating Scale
RBC	Red Blood Cell
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SAD	Single Ascending Dose
SAE	Serious Adverse Event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933
SPA	Special Protocol Assessment
Syringe Kit	Device for anticoagulated blood collection and for the sterile connection to the EryKit
TCA	Trade and Cooperation Agreement
TEAE	Treatment-Emergent Adverse Effect
UPC	Unified Patent Court
USPTO	The United States Patent and Trademark Office
VA	Veterans Affairs

Table of Content
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,890	$20,752
Short-term investments	51,555	54,307
Prepaid expenses and other current assets	3,993	2,381
Total current assets	63,438	77,440
Property and equipment, net	246	234
Operating lease right-of-use assets	554	385
Goodwill	—	17,625
Intangible assets	61,793	63,672
Other assets	8,798	8,544
Total assets	$134,829	$167,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,405	$2,033
Short-term contingent consideration	5,000	4,103
Accrued expenses and other current liabilities	2,916	3,436
Total current liabilities	10,321	9,572
Long-term debt	13,834	13,429
Long-term operating lease liabilities	453	321
Long-term contingent consideration	57,471	53,603
Deferred tax liabilities	5,173	5,304
Other long-term liabilities	609	587
Total liabilities	87,861	82,816
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, (100,000 shares of which are designated as Series A Junior Participating Preferred Stock), no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 43,276,606 and 42,973,215 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	43	43
Additional paid in capital	404,360	401,638
Accumulated other comprehensive income	1,087	3,047
Accumulated deficit	(358,522)	(319,644)
Total stockholders’ equity	46,968	85,084
Total liabilities and stockholders’ equity	$134,829	$167,900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,147	$1,353	$7,849	$4,583
General and administrative	4,695	4,231	9,666	8,057
Goodwill impairment charge	17,130	—	17,130	—
Intangible asset impairment charge	—	—	—	5,900
Fair value adjustment for contingent consideration	2,220	—	4,765	—
Total operating expenses	28,192	5,584	39,410	18,540
Loss from operations	(28,192)	(5,584)	(39,410)	(18,540)
Fair value adjustment for long-term debt	(415)	—	(803)	—
Interest income	823	805	1,710	1,505
Other income (expense), net	91	(107)	(308)	(353)
Net loss before income tax benefit	(27,693)	(4,886)	(38,811)	(17,388)
Income tax (expense) benefit	(36)	—	(67)	248
Net loss	(27,729)	(4,886)	(38,878)	(17,140)
Other comprehensive loss:
Foreign currency translation adjustments	(726)	59	(1,955)	152
Unrealized gain (loss) on available-for-sale securities	(12)	160	(5)	394
Total comprehensive loss	$(28,467)	$(4,667)	$(40,838)	$(16,594)
Net loss per share - basic and diluted	$(0.64)	$(0.14)	$(0.90)	$(0.48)
Weighted average shares of common stock outstanding - basic and diluted	43,096,374	35,917,592	43,053,351	35,886,568
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

For the three months ended June 30, 2024 and 2023
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance March 31, 2024	43,215,233	$43	$403,102	$1,825	$(330,793)	$74,177
Issuance of common stock on exercise of stock options and vesting of restricted stock units	61,373	—	35	—	—	35
Stock based compensation	—	—	1,223		—	1,223
Foreign currency translation adjustment	—	—	—	(726)	—	(726)
Unrealized gain (loss) on available for sale investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(27,729)	(27,729)
Balance June 30, 2024	43,276,606	$43	$404,360	$1,087	$(358,522)	$46,968

Balance March 31, 2023	36,278,433	$36	$390,642	$38	$(300,513)	$90,203
Issuance of common stock on exercise of stock options and vesting of restricted stock units	58,098	—	27	—	—	27
Restricted stock award retirement	(8,536)					—
Stock based compensation	—	—	1,321	—	—	1,321
Foreign currency translation adjustment	—	—	—	59	—	59
Unrealized gain (loss) on available for sale investments	—	—	—	160	—	160
Net loss	—	—	—	—	(4,886)	(4,886)
Balance June 30, 2023	36,327,995	$36	$391,990	$257	$(305,399)	$86,884
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

For the six months ended June 30, 2024 and 2023
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2023	42,973,215	$43	$401,638	$3,047	$(319,644)	$85,084
Issuance of common stock on exercise of stock options and vesting of restricted stock units	303,391	—	225	—	—	225
Stock based compensation	—	—	2,497		—	2,497
Foreign currency translation adjustment	—	—	—	(1,955)	—	(1,955)
Unrealized gain (loss) on available for sale investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(38,878)	(38,878)
Balance June 30, 2024	43,276,606	$43	$404,360	$1,087	$(358,522)	$46,968

Balance December 31, 2022	36,136,480	$36	$389,105	$(289)	$(288,259)	$100,593
Issuance of common stock on exercise of stock options and vesting of restricted stock units	200,051	—	82	—	—	82
Restricted stock award retirement	(8,536)	—	—	—	—	—
Stock based compensation	—	—	2,803	—	—	2,803
Foreign currency translation adjustment	—	—	—	152	—	152
Unrealized gain (loss) on available for sale investments	—	—	—	394	—	394
Net loss	—	—	—	—	(17,140)	(17,140)
Balance June 30, 2023	36,327,995	$36	$391,990	$257	$(305,399)	$86,884
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net Loss	$(38,878)	$(17,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,497	2,803
Depreciation and amortization	84	18
Impairment loss on operating lease	—	66
Loss on disposal of fixed assets	—	79
Equity investment in Lighthouse, Inc.	—	(78)
Change in the fair value of contingent consideration liabilities	4,765	—
Change in fair value of long-term debt	803	—
Non-cash goodwill and intangible asset impairment charge	17,130	5,900
Amortization of discount on available-for-sale investments	(1,266)	(602)
Change in deferred tax liabilities due to acquisition of Novosteo, Inc.	—	(248)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	(2,042)	2,715
Right of use assets, operating leases and operating lease liabilities	(181)	126
Other assets	(118)	—
Accounts payable	401	(216)
Accrued expenses and other current liabilities	(287)	(819)
Net cash used in operating activities	(17,092)	(7,396)
Cash flow from investing activities:
Purchase of investments	(85,721)	(50,131)
Proceeds from maturities of investments	89,735	35,394
Proceeds from disposal of assets	—	90
Purchase of property and equipment	(78)	(136)
Net cash provided by (used in) investing activities	3,936	(14,783)
Cash flows from financing activities:
Payments of finance leases	—	(6)
Proceeds from issuance of common stock upon exercise of stock options	225	82
Net cash provided by financing activities	225	76
Effect of exchange rate changes on cash	69	174
Net decrease in cash and cash equivalents	(12,862)	(21,929)
Cash and cash equivalents at beginning of period	20,752	44,579
Cash and cash equivalents at end of period	$7,890	$22,650

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$227	—
Right-of-use asset and financing lease liability reduction as a result of lease modification	—	$(70)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1. Organization
Description of Business
Quince Therapeutics, Inc. is a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology for the treatment of rare diseases.
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
By pioneering the encapsulation of drugs in a patient’s own red blood cells, we seek to advance proprietary therapeutics that hold the potential to redefine the standard of care and meaningfully improve the quality of life for patients with rare disease.
Liquidity and Capital Resources
The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2024, the Company had an accumulated deficit of $358.5 million. Since inception through June 30, 2024, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds of the private investment in public equity transaction (“PIPE Financing”). As of June 30, 2024, the Company had cash, cash equivalents, and short-term investments of $59.4 million, which it believes will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements.
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

Table of Content
The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the SEC on April 1, 2024. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of stock-based awards and other issuances, determination of the fair value of identifiable assets and liabilities in connection with business combinations including associated intangible assets and goodwill, contingent consideration, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, eligibility of expenses for the Australia research and development refundable tax credits, impairment of intangible assets, including goodwill; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.
Foreign Currency Translation and Transactions
The functional currency of the Company’s wholly-owned subsidiaries are the Euro and Australian Dollar. The Company's financial results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses. The resulting translation differences are presented as a separate component of accumulated other comprehensive loss, as a separate component of equity.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Table of Content
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
Intangible Assets
Definite lived Intangible Assets
Intangible assets with a definite useful life are amortized on a straight-line basis over the estimated useful life of the related assets. The Company regularly reviews whether current conditions or events suggest that the carrying values of its acquired definite lived intangible assets might not be recoverable. When such conditions are identified, an estimate of the undiscounted future cash flows from these assets, or relevant asset groupings, is compared to their carrying value to determine if an impairment exists. If an impairment is identified, the loss is calculated as the difference between the carrying value of the intangible asset and its fair value, which is based on the net present value of the estimated future cash flows.
Indefinite lived Intangible Assets
Intangible assets with an indefinite useful life are not amortized. Intangible assets acquired in a business combination or an acquisition that are used in research and development activities (regardless of whether they have an alternative future use) shall be considered indefinite lived until the completion or abandonment of the associated research and development efforts. Intangible assets acquired in a business combination are initially recorded at fair value. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment. Once the research and development efforts are completed or abandoned, the entity shall determine the useful life of the assets. An indefinite lived intangible asset shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the intangible asset. Qualitative factors to be considered include but are not limited to:
•Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on future expected earnings and cash flows

Table of Content
•Legal/regulatory factors or progress and results of clinical trials
•Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset
•Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment
•Macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset
Goodwill
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
During the three and six months ended June 30, 2024, the Company recognized a non-cash goodwill impairment charge of $17.1 million as the quantitative analysis resulted in the Company's fair value being significantly below its carrying value.
Contingent Consideration
The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to the Company's acquisition of EryDel in October 2023, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. During the three and six months ended June 30, 2024, the Company recorded a $2.2 million and $4.8 million adjustment, respectively, to increase the fair value of its contingent consideration related to the acquisition of EryDel. The adjustment is reflected within operating loss on the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.
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

Table of Content
Recent Accounting Pronouncements Not Yet Adopted
The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:
Improvements to Income Tax Disclosures (ASC 740): In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures." This ASU establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this ASU, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The ASU is effective beginning after December 2024 under a prospective approach. Early adoption is permitted. The Company is evaluating the disclosure requirements related to the new standard.
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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and six months ended June 30, 2024 and 2023.
The Company elected the fair value option for the EIB Loan assumed as part of the EryDel Acquisition. The Company adjusted the EIB Loan to fair value through the change in fair value of debt in the accompanying consolidated statements of operations and comprehensive loss. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings. The Company will breakout any change in value due to credit loss in accumulated other comprehensive loss. For the three and six months ended June 30, 2024, there was no change in value due to credit loss.

Table of Content
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2024 and December 31, 2023 are presented in the following tables (in thousands):

	Fair Value Measurements as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,262	$4,262	$—	$—
Government and agency notes	54,532	—	54,532	—
Total Assets	$58,794	$4,262	$54,532	$—
Liabilities:
Contingent consideration	62,471	—	—	62,471
Long-term debt	13,834	—	—	13,834
Total	$76,305	$—	$—	$76,305

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,285	$4,285	$—	$—
Certificates of Deposit	729	—	729	—
Government and agency notes	68,524	3,971	64,553	—
Total Assets	$73,538	$8,256	$65,282	$—
Liabilities:
Contingent consideration	57,706	—	—	57,706
Long-term debt	13,429	—	—	13,429
Total	$71,135	$—	$—	$71,135
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
Level 3 Assets and Liabilities
Contingent Consideration
The following table reflects the changes in present value of acquisition related accrued earnouts of contingent consideration liability using significant unobservable inputs (Level 3) for the six months ended June 30, 2024:

(in thousands)
Beginning Balance as of January 1, 2024	$57,706
Change in fair value of contingent consideration	4,765
Ending Balance as of June 30, 2024	$62,471
During the three months ended June 30, 2024, the Company enrolled the first patient in the Phase 3 NEAT clinical trial. In accordance with the purchase agreement entered into in connection with EryDel Acquisition, the Company notified the former EryDel shareholders of this achievement within 45 days of achieving this milestone. Additionally, within 30 days of

Table of Content
the notification, the Company is required to make a cash milestone payment of $5 million to the former EryDel shareholders.
The change in the fair value of the contingent consideration is primarily driven by the passage of time and achievement of this milestone. The Company owes no further payments to EryDel shareholders for development-related milestones. The remaining potential contingent payments in connection with the EryDel Acquisition pertain to regulatory on market and sales milestones.
The following table summarizes the quantitative information including the unobservable inputs related to the Company's acquisition related accrued earnout as of June 30, 2024 (in thousands except for percentages):

	June 30, 2024	Valuation Technique	Unobservable Input	Range (Input Used)
Contingent consideration	$62,471	Expected present value	Probability of achieving earnout objectives per the purchase agreement	0% - 100%
Long-term Debt
The following table presents the changes in the fair value of the Level 3 EIB Loan for the six months ended June 30, 2024:

(in thousands)
Beginning Balance as of January 1, 2024	$13,429
Change in fair value	803
Due to foreign currency translation	(398)
Ending Balance as of June 30, 2024	$13,834
The following table summarizes the quantitative information including the unobservable inputs related to the Company's acquisition related long term debt as of June 30, 2024 (in thousands except for percentages):

	June 30, 2024	Valuation Technique	Unobservable Input	Range (Input Used)
EIB loan	$13,834	Expected present value	Credit quality of company and credit spreads for comparable debt	13%
Note 4. Cash, Cash Equivalents and Investments
The following tables categorize the fair values of cash, cash equivalents, short-term investments and long-term investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$651	$1,521
Money market funds	4,262	4,285
Government and agency notes	2,977	14,946
Total cash and cash equivalents	$7,890	$20,752

Short-term investments:
Certificates of deposit	$—	$729
Government and agency notes	51,555	53,578
Total short-term investments	$51,555	$54,307

Table of Content
The Company's investments are classified as available-for-sale securities. As of June 30, 2024, the weighted average remaining contractual maturities of available-for-sale securities was approximately 6 months. The unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other comprehensive income. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and six months ended June 30, 2024 and 2023, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income. Based on the Company’s review of its available-for-sale securities, the Company has a limited number of available-for-sale securities in insignificant loss positions as of June 30, 2024. No other-than-temporary impairments on these securities were recognized for the three and six months ended June 30, 2024 and 2023.
The Company periodically assess its investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairment and credit losses related to available-for-sale securities for the three and six months ended June 30, 2024 and 2023.
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
The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements as of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$4,262	$—	$—	$4,262
Government and agency notes	54,547	1	(16)	54,532
Total cash equivalents and investments	$58,809	$1	$(16)	$58,794

Classified as:
Cash equivalents (original maturities within 90 days)				$7,239
Short-term investments (maturities within one year)				51,555
Total cash equivalents and investments				$58,794

Table of Content

	Fair Value Measurements as of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$4,285	$—	$—	$4,285
Certificates of Deposit	735	—	(6)	729
Government and agency notes	68,528	13	(17)	68,524
Total cash equivalents and investments	$73,548	$13	$(23)	$73,538

Classified as:
Cash equivalents (original maturities within 90 days)				$19,231
Short-term investments (maturities within one year)				54,307
Total				$73,538
Note 5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$443	$365
Prepaid insurance	282	809
Prepaid research and development expenses	2,225	133
Short-term Italian research and development refundable tax credit	964	993
Other current assets	79	81
Total prepaid expenses and other current assets	$3,993	$2,381

The Company is eligible to obtain an R&D tax credit as companies in Italy that invest in eligible research and development activities, regardless of the legal form and economic sector in which they operate, can benefit from a R&D tax credit. Such tax credits can only be used to offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and all other tax-related items that companies usually pay monthly). The Company recognized reductions to R&D expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2024 respectively, and $0 reductions for the three and six months ended June 30, 2023.
Novosteo Pty, Ltd, a wholly-owned subsidiary of Novosteo, LLC, is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive. During the three and six months ended June 30, 2024, the Company received $0 refundable tax credit. During the first quarter of 2023, the Company received a refundable tax credit of $0.5 million, which reduced prepaid expenses and other current assets by $0.5 million as of March 31, 2023.
Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
VAT receivable	$3,748	$3,463
Long-term Italian research and development refundable tax credit	4,965	4,993
Equity investments in Lighthouse Pharmaceuticals, Inc.	78	78
Assets held for sale	7	10
Total other assets	$8,798	$8,544

Table of Content
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment	$35	$36
Computer Software	29	30
Lab equipment	511	486
Leasehold improvement	35	36
Office furniture	202	153
Less: accumulated amortization and depreciation	(566)	(507)
Property and equipment, net	$246	$234
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Personnel expenses	$1,844	$2,340
Research and development expenses	500	564
Professional fees	200	211
Current portion of operating lease liabilities	94	64
Other	278	257
Total accrued expenses and other current liabilities	$2,916	$3,436
For the six months ended June 30, 2024 and 2023, the severance accrual activity were as follows (in thousands):

	2024	2023
Beginning accrued severance	$341	$—
Incurred during the period	—	268
Severance paid during the period	(251)	(268)
Ending accrued severance	$90	$—
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
On August 4, 2023, the Company entered into a transition and separation agreement with Karen Smith, M.D., Ph.D., (the “Separation Agreement”) in connection with Dr. Smith’s transition and departure from the Company as the Company's Chief Medical Officer, effective as of September 1, 2023. Pursuant to the Separation Agreement, the Company is required to pay cash severance, equal to her annual salary, in the aggregate amount of $0.5 million, of which $0.3 million was paid during the six months ended June 30, 2024. The severance is to be paid on regular payroll schedule through the third quarter of 2024. Additionally, pursuant to the Separation Agreement, the Company paid an additional cash bonus severance payment equal to 100% of Dr. Smith’s target annual bonus opportunity for 2023 on a prorated basis, an additional cash severance payment equal to 12 months’ of the monthly premiums for health care continuation benefits, and provided for 50% accelerated vesting with respect to Dr. Smith’s equity award. The acceleration of 612,141 options and 54,757 RSAs resulted in a stock-based compensation expense of approximately $0.1 million that was recorded in 2023.

Table of Content
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
In January 2024, the above-mentioned Lease Agreement for the office space in Medolla was renegotiated. The new Lease Agreement includes an additional space and commenced on February 1, 2024, and will end on January 31, 2036, substituting the Lease Agreement commenced in June 2018. The Company recorded an additional $0.2 million of operating lease right of use asset and liability during the six months ended June 30, 2024.
The Company recognizes lease expense on a straight-line basis over the term of its operating lease. During the three and six months ended June 30, 2024 and 2023, the Company recorded rent expense of less than $0.1 million.
Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	June 30, 2024	December 31, 2023
Assets:
Operating lease right of use asset, net	$554	$385
Liabilities:
Short-term operating lease liability	94	64
Long-term operating lease liability	453	321
Total lease liabilities	$547	$385

Other information:
Weighted average remaining lease term	5.1 years	5.4 years
Weighted average discount rate	9.09%	7.95%
Future minimum lease payments under lease agreements as of June 30, 2024, were as follows (in thousands):

Fiscal Year
2024 (remainder of the year)	$68
2025	136
2026	133
2027	127
2028 and thereafter	203
Total lease payments	667
Less: imputed interest	(120)
Total remaining lease liability	$547
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

Table of Content
On April 5, 2024, the Rights Plan and the Rights issued thereunder expired.
Note 8. Stock-Based Compensation
The Company operates three stock plans as of June 30, 2024:
•2019 Equity Incentive Plan (Quince)
•2019 Equity Incentive Plan (Novosteo)
•2022 Inducement Plan (Quince)
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
The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of June 30, 2024, the maximum aggregate number of shares that may be issued under the 2019 Plan is 11,755,418 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.
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
As of June 30, 2024, the Company had 2,366,900 shares available for future issuance under the Quince 2019 Plan.
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

Table of Content
Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2023	4,267,178	$5.00	8.85	$197
Options granted	3,417,500	1.28	—	—
Options exercised	(155,311)	0.93	—	65
Options cancelled / forfeited	(59,688)	0.95	—	—
Balance as of June 30, 2024	7,469,679	$3.41	8.88	$4
Options vested and expected to vest as of June 30, 2024	7,469,679	3.41	8.88	4
Options exercisable as of June 30, 2024	1,676,149	$10.39	7.41	$4
For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.8 million and $1.6 million, respectively, related to options granted to employees and non-employees. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $0.6 million and $1.4 million, respectively, related to options granted to employees and non-employees.
The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2024, total unamortized employee stock-based compensation was $6.1 million, which is expected to be recognized over the remaining estimated vesting period of 2.91 years.
Restricted Stock Units (“RSUs”)
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a 2 – 4 year period.
The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	1,488	$4.30
RSUs granted	—	—
RSUs vested	(1,488)	4.30
RSUs cancelled	—	—
Unvested - June 30, 2024	—	$—
The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years.
The total grant date fair value and the aggregate intrinsic value of the shares of the RSUs vested during the three and six months ended June 30, 2024 was $0 and $6.4 thousand, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the three and six months ended June 30, 2024 was $0 and $1.9 thousand, respectively. The total grant date fair value of the RSUs vested during the three and six months ended June 30, 2023 was $6.4 thousand and $31.1 thousand, respectively. The aggregate intrinsic value of the shares of the RSUs vested during the three and six months ended June 30, 2023 was $2.2 thousand and $7.9 thousand, respectively.

Table of Content
For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0 and $4.0 thousand, respectively, related to these RSUs. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $6.0 thousand and $24.0 thousand respectively, related to these RSUs. As of June 30, 2024, total unamortized stock-based compensation related to RSUs was $0.
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
As of June 30, 2024, the Company had 246,797 shares available for future issuance under the 2019 Novosteo Plan.
Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2023	310,431	$0.55	8.23	$155
Options granted	—	—	—	—
Options exercised	(146,592)	0.55	—	94
Options cancelled / forfeited	—	—	—	—
Balance as of June 30, 2024	163,839	$0.55	7.73	$33
Options vested and expected to vest as of June 30, 2024	163,839	0.55	7.73	33
Options exercisable as of June 30, 2024	28,023	$0.55	7.73	$6
For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $48.0 thousand and $97.0 thousand, respectively, related to options granted to employees and non-employees for the 2019 Novosteo Plan. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $72.0 thousand and $131.0 thousand, respectively, related to options granted to employees and non-employees

Table of Content
for the 2019 Novosteo Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2024, total unamortized employee stock-based compensation was $0.3 million, which is expected to be recognized over the remaining estimated vesting period of 1.73 years.
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
Restricted Stock Awards

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	175,764	$3.30
RSAs granted	—	—
RSAs vested	(48,674)	3.30
RSAs cancelled	—	—
Unvested - June 30, 2024	127,090	$3.30
For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to restricted stock awards. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2024, total unamortized employee stock-based compensation was $0.4 million, which is expected to be recognized over the remaining estimated vesting period of 1.25 years.
2022 Inducement Plan
On May 9, 2022, the Company's Board of Directors approved 4,000,000 shares of common stock that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan (the "2022 Inducement Plan"). The 2022 Inducement Plan was adopted by the independent members of the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rule 5635(c)(4)”). In accordance with Nasdaq Rule 5635(c)(4), awards under those plans may only be made to an employee who has not previously been an employee or member of the Board of Directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.
Options under the 2022 Inducement Plan may be granted for periods of up to 10 years at prices no less than 100% of the fair market value of the shares on the date of grant. Options granted to employees may have different performance goals or other vesting provisions (including continued employment) in accordance with the applicable award agreement. Unless an employee's termination service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of the three months from the date of termination or expiration of the option, whichever is earlier.
As of June 30, 2024, the Company had 1,666,694 shares available for future issuance under the 2022 Inducement Plan.

Table of Content
Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2023	2,333,306	$2.98	8.39	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of June 30, 2024	2,333,306	$2.98	7.90	—
Options vested and expected to vest as of June 30, 2024	2,333,306	2.98	7.90	—
Options exercisable as of June 30, 2024	1,215,262	$2.98	7.90	—
For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.3 million and $0.7 million, respectively, related to options granted to employees for the 2022 Inducement Plan. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $0.5 million and $1.0 million, respectively, related to options granted to employees for the 2022 Inducement Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of June 30, 2024, total unamortized employee stock-based compensation was $2.5 million, which is expected to be recognized over the remaining estimated vesting period of 1.89 years.
Stock-Based Compensation Expense
The following table summarizes employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expense	$1,142	$946	$2,310	$2,069
Research and development expense	81	375	187	734
Total stock-based compensation	$1,223	$1,321	$2,497	$2,803
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

Table of Content
Note 9. Long-term Debt
In connection with the acquisition of EryDel on October 20, 2023, the Company assumed an unsecured line of credit between EryDel and the European Investment Bank (the "EIB Loan"). The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to the Company’s business and capitalization. As of June 30, 2024, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment dates specified in the relevant Disbursement Offer. The first Repayment Date of tranche C shall fall not earlier than twelve months from the Disbursement Date of such tranche. The last Repayment Date of tranche C and tranche D shall fall not later than 5 years from the Disbursement Date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and is payable on the maturity date for each Tranche. The fixed rates range from 7.0% to 9.0% per annum. As of June 30, 2024, principal of 10.0 million euros ($10.8 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the condensed consolidated balance sheet at fair value with imputed interest of 9.0% included.
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
The Company elected to account for the EIB Loan at fair value, which requires the EIB Loan to be recorded at fair value at issuance and at the end of each reporting period. Gains or losses upon remeasurement are to be recorded in other expense, net in the condensed consolidated statements of operations and comprehensive income. The Company presents separately in other comprehensive income the portion of the total change in the fair value of the EIB Loan that results from a change in instrument-specific credit risk. The EIB Loan’s fair value at the date it was assumed adjusted its carrying value based on using a discounted cash flow analysis with a discount rate based on a yield curve that was adjusted for credit rating. The change in fair value as of June 30, 2024 was determined using a discounted cash flow analysis discounted at the market yield. The significant inputs used to measure the market yield as of June 30, 2024 relative to the date the EIB Loan was assumed was the change in credit quality of the Company, the change in credit spreads for comparable debt instruments, and the change in the risk-free rate. As of June 30, 2024, the fair value of the EIB Loan is $13.8 million, which includes a fair value adjustment of $0.8 million and foreign currency translation of $0.4 million during the six months ended June 30, 2024.
Future minimum principal payments, as of June 30, 2024 are as follows (in thousands):

Quarter ended June 30, 2024	Amount
2024	$—
2025	—
2026	10,714
2027 and thereafter	—
Total future minimum payments	10,714
Imputed interest	3,120
Total Debt as of June 30, 2024	$13,834

Table of Content
Note 10. Income Taxes
The Company recorded $36.0 thousand and $67.0 thousand of tax expense for the three and six months ended June 30, 2024, respectively, primarily related to foreign withholding tax and interest on uncertain tax position liability.
The Company has a history of losses and expects to incur a loss for 2024. The Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.
Note 11. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(27,729)	$(4,886)	$(38,878)	$(17,140)
Denominator:
Weighted average common shares outstanding	43,096,374	35,917,592	43,053,351	35,886,568
Net loss per share, basic and diluted	$(0.64)	$(0.14)	$(0.90)	$(0.48)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2024	2023
Stock options issued and outstanding	9,966,824	7,301,780
Restricted stock units	—	4,463
Restricted stock awards	127,090	342,062
Total	10,093,914	7,648,305
Note 12. Business Combination
EryDel Business Combination
On October 20, 2023, the Company completed its acquisition of EryDel, a privately held, late-stage biotechnology company with a lead Phase 3 lead asset, EryDex, that targets the potential treatment of a rare neurodegenerative disease, A-T. The acquisition will drive Quinces’ next stage of growth, as EryDel’s proprietary drug-device combination technology platform and promising late-stage clinical asset represents an opportunity for the Company to expand into several debilitating rare diseases where chronic corticosteroid treatment is – or has the potential to become – a standard of care if there were not corticosteroid-related safety concerns. This evaluation process is expected to span across ataxias, neuromuscular indications, hematology, cancer, and autoimmune diseases, with a focus on rare diseases. The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at the date of the acquisition. As part of the acquisition of EryDel, the Company recorded deferred tax liability of $5.1 million and uncertain tax position liability of $0.5 million against Goodwill.

Table of Content
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
The contingent consideration arrangement requires the Company to pay $485.0 million of additional consideration in cash, comprised of up to $5.0 million upon the enrollment of the first patient in the Phase 3 NEAT clinical trial, which was achieved in the second quarter of 2024, $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified on market and sales milestones. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach are as follows: 15% discount rate, probability of achievement, 0% to 100%, each of the milestones and future revenues from commercialization over the contingent consideration period. No contingent consideration is payable unless and until the milestones are achieved. The fair value of each milestone after the acquisition is reassessed, with the subsequent change in fair value recorded in the Company’s consolidated statements of operations and comprehensive loss.
During the three months ended June 30, 2024, the Company enrolled the first patient in the Phase 3 NEAT clinical trial. Within 45 days of the achievement of the milestones, the Company is required to notify the former EryDel shareholders of this achievement. Additionally, within 30 days of the notification, the Company is required to make a cash milestone payment of $5 million to the former EryDel shareholders in accordance with the purchase agreement entered into in connection with EryDel Acquisition.

Table of Content
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
The fair value of trade name intangible assets was $0.5 million. The trade name intangible assets were derived using the relief from royalties method under the income approach, utilizing royalty rate of 0.3%. This approach is used to estimate the cost savings that accrue for the owner of an intangible asset who would otherwise have to pay royalties or licensing fees on revenues earned through the use of the asset if they had not owned the rights to use the assets. The probability-weighted, net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value using a discount rate of 16.6%. The trademark has a useful life of 21 years. The trademark is amortized on a straight-line basis over the useful life.
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

Table of Content
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
Note 13. Intangible Assets
EryDel Intangible Assets
The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

June 30, 2024
In-process research and development:
Balance as of December 31, 2023	$63,197
Impairment charge	—
Foreign currency translation adjustments	(1,854)
Balance as of June 30, 2024	$61,343
The following table provides details of the carrying amount of the Company's finite-lived intangible asset (in thousands, except useful life):

		As of June 30, 2024			As of December 31, 2023
	Useful life	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite life intangible assets:
Trade name	21 years	$460	$(11)	$449	$460	$(4)	$456
Impairment charge				—			—
Foreign currency translation adjustments				1			19
Total				$450			$475
The Company performs annual impairment reviews of its intangible assets during the fourth fiscal quarter or more frequently if appropriate. As of June 30, 2024, the Company did not incur any impairment losses related to its EryDel intangible assets.
Novosteo Intangible Assets
In January 2023, the Company decided to abandon internal development of NOV004 and pursue out-licensing opportunities. As a result, several of the assumptions used in determining the initial fair value have changed including discount rate and expected cash flows and thus triggered the need for an interim impairment assessment as required under ASC 350. And so, the Company performed a fair value assessment of the Intellectual Property as of March 31, 2023, and based upon this assessment, the fair value was determined to be significantly below its carrying value and resulted in an asset impairment charge of $5.9 million during the six months ended June 30, 2023.

Table of Content
Goodwill
As part of the EryDel Acquisition, the Company recorded goodwill, the excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired.
The Company evaluates goodwill at least annually, as well as whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. As of June 30, 2024, the Company performed an impairment evaluation of goodwill after assessing qualitative factors that indicated a possible impairment of goodwill.
Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall Company performance and events directly affecting the Company. It was noted during the assessment that the Company's market capitalization was significantly below its carrying value and a further quantitative analysis was conducted to determine to the extent, if any, the Company's carrying value exceeded its fair value as of June 30, 2024. The quantitative analysis used fair value based on market capitalization adjusted for control premium based on market comparable transactions. This quantitative analysis resulted in the Company's fair value being significantly below its carrying value, resulting in a non-cash goodwill impairment charge of $17.1 million being recorded during the three and six months ended June 30, 2024.
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2023	$17,625
Impairment charge	(17,130)
Foreign currency translation adjustments	(495)
Balance as of June 30, 2024	$—

Table of Content
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
Overview
We are a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology for the treatment of rare diseases.
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
We enrolled the first patient in the Phase 3 NEAT clinical trial of EryDex in A-T during the second quarter of 2024. We expect to report topline results from this trial in the fourth quarter of 2025, with a potential NDA submission in 2026, assuming positive study results.
In accordance with the purchase agreement entered into in connection with EryDel Acquisition, we notified the former EryDel shareholders of this achievement within 45 days of achieving this milestone. Additionally, within 30 days of the notification, we are required to make a cash milestone payment of $5 million to the former EryDel shareholders.We owe no further payments to EryDel shareholders for development-related milestones. The remaining potential contingent payments in connection with the EryDel Acquisition pertain to regulatory, on market and sales milestones.
In June 2024, the FDA granted Fast Track designation for our EryDex System for the treatment of patients with A-T. The Fast Track designation has been granted based on the potential for EryDex to address a high unmet medical need for patients with A-T.
We updated an initial patient sizing project with further third-party analysis from IQVIA Medical Claims (Dx), PharmetricsPlus (P+), and IQVIA Analytics, which confirmed that there are approximately 4,600 diagnosed patients with A-T in the U.S. as of July 2024, an increase from previous estimates of approximately 3,400 diagnosed patients with A-T in the U.S. Currently, there are no approved treatments for A-T and the global market, based on our internal estimates and assumptions, represents a more than $1 billion peak commercial opportunity. We believe this could allow EryDex to demonstrate the clinical benefit and commercial potential of our AIDE technology.
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

Table of Content
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
The automated AIDE process and treatment is designed to be completed at the point-of-care and includes a series of steps which take approximately two hours from start to finish. This process includes:
•Collection of patient’s blood using our proprietary Syringe Kit.
•Processing the patient's collected blood in the RCL using our proprietary EryKit.
•Autologous red blood cells in the RCL are swollen and their pores are “opened” in two steps using two sequential hypotonic process solutions.
•Drug is added to the RCL and enters into the opened red blood cells.
•Physiological osmotic conditions are then restored by adding a hypertonic solution that “reseals” the red blood cells.
•Drug that is not encapsulated during the process is removed by extensive washing with an injectable saline solution.
•Upon completion of the AIDE process, the drug encapsulated red blood cells are infused into the patient.
Potential Benefits of Red Blood Cell Encapsulated Drug Delivery
Many efficacious drugs have limited therapeutic potential because of dose limiting toxicity, while other drugs may have efficacy ceilings due to inferior biodistribution, pharmacokinetics and pharmacodynamics. Our proprietary AIDE technology uses an automated process designed to encapsulate a drug into the patient’s own red blood cells to deliver a therapy in a potentially more effective and safer way. Autologous red blood cells have several characteristics that make them an ideal vehicle for drug delivery:
•Potential for improved biodistribution as encapsulated drug in autologous red blood cells is designed to enable the slow release of the drug from the red blood cells traversing through the body, various tissue beds, and many capillaries for desired therapeutic effect.
•Potential for altered pharmacokinetics and pharmacodynamics, including long circulating half-life, and altered or improved tissue distribution. The altered pharmacokinetics and pharmacodynamics of the encapsulated drug delivery enabled by autologous red blood cells may significantly increase the desired therapeutic effect and/or improve the safety profile of the therapy.
•Potential for improved biocompatibility through the use of autologous red blood cells to, thereby avoiding issues with donor compatibility.
•Potential for the encapsulation of small or large molecules, peptides, and proteins inside of autologous red blood cells to limit biodegradability, thereby altering the encapsulated drug’s metabolism and degradation.
•Potential for significantly decreasing adverse effects of treatments.
New Indications and Program Expansion Potential
The flexibility of the AIDE platform has the potential to provide benefits over conventional therapies and if so, could be applied to a broad range of drugs ranging from small to large molecules, as well as biologics. Potential benefits include

Table of Content
better tolerability, enhanced tissue distribution, reduced immunogenicity, and prolongation of circulating half-life which we believe could be an advantage for treating patients.
We selected Duchenne muscular dystrophy (DMD) as our second development program. We consider DMD an ideal indication for EryDex as corticosteroids are the standard of care for this rare disease, but its utility is limited by significant chronic toxicity due to adrenal suppression. As a result, corticosteroid treatment in patients with DMD is commonly interrupted during adolescence due to interference with sexual maturation and delayed puberty. As a next step, we intend to focus on generating proof-of-concept clinical trial study designs to evaluate EryDex for the potential treatment of patients with DMD, including those with corticosteroid intolerance who represent the majority of the DMD population. We plan to initiate a DMD proof-of-concept study in 2025, which we plan to conduct utilizing capital efficient study approaches.
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

Table of Content
represent a major advancement in the treatment of many chronic diseases where corticosteroids are already known to be beneficial.

EryDex designed to allow for efficacious average concentration of DSP while maintaining drug levels under key toxicity thresholds

Pharmacokinetic profile of oral/IV daily administration of dexamethasone (6 mg)
Average plasma concentration (ng/mL)
1,000
100
10
1
0.1
0.01
0.001
Glucose sensitivity parameter (SC50) – 17.9 ng/mL
Lymphocyte sensitivity parameter (SC50) – 14 ng/ml
Cortisol sensistivity parameter (IC50) – .05 ng/mL
Sustained Efficacy Window
0
5
10
15
20
25
30
fa
Average Concentration EryDex monthly dose = 17.4 mg

Note: Pharmacokinetic (PK) curve from Population PK model (smoothed). Information represented does not reflect a completed comparative study of EryDex versus oral/IV administration of dexamethasone, but rather provides a comparison of published corticosteroid pharmacokinetic information relative to company data regarding EryDex. IC50 and SC50 refer to pharmacodynamic parameters of which IC50 reflects drug concentration eliciting 50% of the maximum inhibition and SC50 reflects drug concentration eliciting 50% of the maximum stimulation. References: Company prior Phase 3 ATTeST clinical trial data (ClinicalTrials.gov ID: NCT02770807); Montanha et al, Frontiers in Pharmacology (2022) 13: 814134; Krzyzanski et al, Journal of Pharmacokinetics and Pharmacodynamics (2021) 48: 411-438; Świerczek A, Jusko WJ., Clinical and Translational Science (2023) 16(9):1667-1679.

Phase 3 Lead Asset – EryDex for the Potential Treatment of A-T
Our top strategic priority is to complete the Phase 3 clinical trial of EryDex, called NEAT (Neurologic Effects of EryDex on Subjects with A-T; NCT06193200 / IEDAT-04-2022), to evaluate its safety and efficacy for the potential treatment of A-T. We also plan to continue investigating additional indications for EryDex. These priorities include the following activities and corporate milestones:
•Initiate our open label extension study in 2024.
•Complete enrollment in our Phase 3 NEAT clinical trial in the first half of 2025.
•Report our Phase 3 NEAT clinical trial top-line results in the fourth quarter of 2025.
•Prepare for a U.S. NDA submission in 2026, provided we obtain positive NEAT clinical trial results.
•Pursue potential strategic partnerships to out-license ex-U.S. regional territories to extend operational runway to support potential NDA approval of EryDex, as well as further advance other potential indications.
Pivotal Phase 3 NEAT Clinical Trial of EryDex in Patients with A-T
We dosed the first patient with A-T in our Phase 3 NEAT clinical trial in the second quarter of 2024. NEAT is an international, multi-center, randomized, double-blind, placebo-controlled study to evaluate the neurological effects of EryDex in patients with A-T. To date, we have enrolled seven patients with A-T in the NEAT clinical trial across clinical sites in the U.S., U.K., and European Union and expect NEAT site activation and patient screenings to accelerate over the next quarter. We plan to enroll approximately 86 patients with A-T ages six to nine years old randomized (1:1) between EryDex or placebo, and approximately 20 patients with A-T ages 10 years or older. Participants who complete the full treatment period, complete the study assessments, and provide informed consent will be eligible to transition to an open

Table of Content
label extension program after trial completion. The primary efficacy endpoint for the NEAT clinical trial will be measured by the change from baseline to last visit completion in RmICARS.
Regulatory Interactions
The pivotal Phase 3 NEAT clinical trial is conducted under an SPA agreement with the U.S. FDA, which should allow for the submission of an NDA following completion of this study, provided we obtain positive results. Additionally, the FDA recently granted Fast Track designation for our EryDex System for the treatment of patients with A-T. The Fast Track designation has been granted based on the potential for EryDex to address a high unmet medical need for patients with A-T. Fast Track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review.
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

Table of Content
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

Table of Content
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
Historically, our research and development expenses have supported the advancement of atuzaginstat (COR388) and COR588 and to a lesser extent the clinical and regulatory development of NOV004. As we sold our legacy protease inhibitor portfolio including COR388 and COR588 to Lighthouse Pharmaceuticals, Inc. in January 2023, we did not incur any additional expenses related to these legacy assets from the second quarter of 2023 onward. Additionally, due to the decision made on January 30, 2023 to discontinue internal development of NOV004 and following the termination of the License Agreement with PRF on October 31, 2023, we have not and do not expect to incur any NOV004 costs in 2024.
With the acquisition of EryDel, we expect our research and development expenses to remain in the current levels as we continue our Phase 3 NEAT clinical trial and potentially expand into new indications.
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

Table of Content
We anticipate that our general and administrative expenses will increase from current levels due to the acquisition of EryDel and the increase in headcount as the size of our business and research and development operations grows to support additional research and development activities.
Fair Value Adjustment for Contingent Consideration
We record fair value adjustment for contingent consideration primarily due to the passage of time related to the contingent consideration earnout resulting from the EryDel Acquisition. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.
Fair Value Adjustment for Long-term Debt
We record fair value adjustment for long-term debt primarily due to the passage of time and the interest accrued for the loan with the EIB.
Interest Income
Interest and other income, net consists primarily of interest earned on our short-term and long-term investments portfolio.
Other Income (Expense), net
Other income (expense), net consists primarily of the effects of foreign currency exchange rates.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes to our critical accounting policies in the three months ended June 30, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K.

Table of Content
Results of Operations
Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023
The following sets forth our results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$4,147	$1,353	$2,794	207%
General and administrative	4,695	4,231	464	11%
Goodwill impairment charge	17,130	—	17,130	100%
Fair value adjustment for contingent consideration	2,220	—	2,220	100%
Total operating expenses	28,192	5,584	22,608	405%
Loss from operations	(28,192)	(5,584)	(22,608)	405%
Fair value adjustment for long-term debt	(415)	—	(415)	100%
Interest income	823	805	18	2%
Other income (expense), net	91	(107)	198	(185)%
Net loss before income tax benefit	(27,693)	(4,886)	(22,807)	467%
Income tax (expense) benefit	(36)	—	(36)	100%
Net loss	$(27,729)	$(4,886)	$(22,843)	468%
Research and Development Expenses (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Direct research and development expenses:
EryDex	$2,909	$—	$2,909	100%
NOV004	—	395	(395)	(100)%
Other direct research costs	227	36	191	531%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	838	803	35	4%
Facilities and other research and development expenses	173	119	54	45%
Total research and development expenses	$4,147	$1,353	$2,794	207%
Research and development expenses were $4.2 million for the three months ended June 30, 2024, compared to $1.4 million for the three months ended June 30, 2023, an increase of $2.8 million.
The costs for EryDex development increased by $2.9 million in the three months ended June 30, 2024 compared to the same period from the prior year due to the start-up costs related to the Phase 3 NEAT clinical trial. This increase was primarily due to clinical trial costs of $2.6 million and $0.3 million increase in manufacturing costs.
After the decision made on January 30, 2023 to discontinue internal development of NOV004 and following the termination of the License Agreement with PRF on October 31, 2023, we have not and do not expect to incur any NOV004 costs in 2024.
Our personnel related costs increased by $35.0 thousand during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, mainly as a result of a $0.3 million increase in personnel related expenses, offset by a $0.3 million decrease in allocated stock-based compensation costs.

Table of Content
Facilities and other research and development expenses increased by $54.0 thousand for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 primarily due to an increase in rent and facilities expenses.
General and Administrative Expenses
General and administrative expenses increased by $0.5 million to $4.7 million for the three months ended June 30, 2024, from $4.2 million for the three months ended June 30, 2023. The increase in general and administrative expenses is primarily due to an increase of $1.0 million in personnel related expenses, a $0.2 million increase in commercial and new product planning expenses, and a $0.2 million increase in other professional and administrative expenses year over year. These increases were partially offset by a decrease of $0.7 million in legal fees and $0.2 million decrease in consulting, audit and tax fees.
Fair Value Adjustment for Contingent Consideration
For the three months ended June 30, 2024, we recorded a fair value adjustment for contingent consideration which resulted in a $2.2 million charge primarily due to the passage of time related to the contingent consideration earnouts resulting from the EryDel Acquisition and achieving the first milestone after dosing the first patient in our Phase 3 NEAT clinical trial.
Fair Value Adjustment for Long-term Debt
For the three months ended June 30, 2024, we recorded a fair value adjustment for long-term debt which resulted in a $0.4 million charge primarily due to the passage of time and the interest accrued for the loan with the EIB.
Goodwill Impairment Charge
During the three months ended June 30, 2024, we conducted an impairment analysis of our goodwill that resulted from the acquisition of EryDel in October 2023. That assessment included a qualitative assessment of deteriorating macro-economic conditions, including inflationary pressures and high interest rates, and the continuing decline in our market capitalization from the date of acquisition. This qualitative assessment indicated that our goodwill was potentially impaired. To determine the extent, if any, by which our goodwill was impaired, we conducted additional quantitative analyses which resulted in our fair value being significantly below our current carrying value. As a result of the analyses, we recorded a non-cash goodwill impairment charge of $17.1 million for the three months ended June 30, 2024.
Interest Income
Interest income increased by $18.0 thousand for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The change was due to increased yields on our investment portfolio which were offset by decreased average balances.
Other Income (Expense), net
Other income (expense), net increased by $0.2 million for the three months ended June 30, 2024 primarily due to $0.2 million unrealized gains resulting from changes in foreign exchange rates.
Income Tax
We recorded $36.0 thousand of tax expense for the three months ended June 30, 2024, primarily related to foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.

Table of Content
Results of Operations
Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023
The following sets forth our results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except for percentages):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$7,849	$4,583	$3,266	71%
General and administrative	9,666	8,057	1,609	20%
Goodwill impairment charge	17,130	—	17,130	100%
Intangible asset impairment charge	—	5,900	(5,900)	100%
Fair value adjustment for contingent consideration	4,765	—	4,765	100%
Total operating expenses	39,410	18,540	20,870	113%
Loss from operations	(39,410)	(18,540)	(20,870)	113%
Fair value adjustment for long-term debt	(803)	—	(803)	100%
Interest income	1,710	1,505	205	14%
Other income (expense), net	(308)	(353)	45	(13)%
Net loss before income tax benefit	(38,811)	(17,388)	(21,423)	123%
Income tax (expense) benefit	(67)	248	(315)	(127)%
Net loss	$(38,878)	$(17,140)	$(21,738)	127%
Research and Development Expenses (in thousands, except for percentages):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Direct research and development expenses:
EryDex	$5,706	$—	$5,706	100%
NOV004	—	2,004	(2,004)	(100)%
Other direct research costs	117	201	(84)	(42)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	1,731	2,094	(363)	(17)%
Facilities and other research and development expenses	295	284	11	4%
Total research and development expenses	$7,849	$4,583	$3,266	71%
Research and development expenses were $7.8 million for the six months ended June 30, 2024, compared to $4.6 million for the six months ended June 30, 2023, an increase of $3.3 million.
The costs for EryDex development increased by $5.7 million compared to the same period from the prior year due to the start-up costs related to the Phase 3 NEAT clinical trial. This increase was primarily due to clinical trial costs of $5.2 million and $0.5 million increase in manufacturing costs.

As we sold our legacy protease inhibitor portfolio including COR388 and COR588 to Lighthouse Pharmaceuticals, Inc. in January 2023, we did not incur any additional expenses related to these legacy assets from the second quarter of 2023 onward. After the decision made on January 30, 2023 to discontinue internal development of NOV004 and following the termination of the License Agreement with PRF on October 31, 2023, we have not and do not expect to incur any NOV004 costs in 2024.

Table of Content
Our personnel related costs decreased by $0.4 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, mainly as a result of a $0.5 million decrease in allocated stock-based compensation costs, offset by a $0.1 million increase in personnel related expenses.
Facilities and other research and development expenses increased by $11.0 thousand for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 primarily due to an increase in rent and facilities expenses.
General and Administrative Expenses
General and administrative expenses increased by $1.6 million to $9.7 million for the six months ended June 30, 2024, from $8.1 million for the six months ended June 30, 2023. The increase in general and administrative expenses is primarily due to an increase of $1.6 million in personnel related expenses, $0.2 million increase in commercial and new product planning expenses, $0.1 million increase in consulting, audit, and tax fees, and $0.8 million increase in other professional and administrative expenses year over year. These increases were partially offset by a decrease of $1 million in legal fees and $0.1 million in corporate insurance expenses.
Fair Value Adjustment for Contingent Consideration
For the six months ended June 30, 2024, we recorded a fair value adjustment for contingent consideration which resulted in a $4.8 million charge primarily due to the passage of time related to the contingent consideration earnouts resulting from the EryDel Acquisition and achieving the first milestone after dosing the first patient in our Phase 3 NEAT clinical trial.
Fair Value Adjustment for Long-term Debt
For the six months ended June 30, 2024, we recorded a fair value adjustment for long-term debt which resulted in a $0.8 million charge primarily due to the passage of time and the interest accrued for the loan with the EIB.
Goodwill Impairment Charge
During the six months ended June 30, 2024, we conducted an impairment analysis of our goodwill that resulted from the acquisition of EryDel in October 2023. That assessment included a qualitative assessment of deteriorating macro-economic conditions, including inflationary pressures and high interest rates, and the continuing decline in our market capitalization from the date of the acquisition. This qualitative assessment indicated that our goodwill was potentially impaired. To determine the extent, if any, by which our goodwill was impaired, we conducted additional quantitative analyses which resulted in our fair value being significantly below our current carrying value. As a result of the analyses, we recorded a non-cash goodwill impairment charge of $17.1 million for the six months ended June 30, 2024.
Intangible Assets Impairment Charge
During the six months ended June 30, 2023, we conducted an impairment analysis of our intangible asset IPR&D that resulted from the purchase of Novosteo, Inc. in May 2022. To determine the extent, if any, by which our IPR&D Intangible Asset was impaired, we conducted a quantitative analysis which resulted in our fair value being significantly below our current carrying value due to the assumptions changing as a result of the decision to hold this asset for sale in January 2023. As a result of the analyses, we recorded a non-cash intangible asset IPR&D impairment charge of $5.9 million for the six months ended June 30, 2023.
Interest Income
Interest income increased by $0.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The change was due to increased yields on our investment portfolio which were partially offset by decreased average balances.
Other Income (Expense), net
Other income (expense), net increased by $45.0 thousand for the six months ended June 30, 2024 primarily due to unrealized gains resulting from changes in foreign exchange rates.

Table of Content
Income Tax
We recorded $67.0 thousand of tax expense for the six months ended June 30, 2024 and tax benefit of $248,000 for the six months ended June 30, 2023. The change is primarily related to foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.
Liquidity and Capital Resources
Since commencing material operations in 2014, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, establishing our corporate infrastructure and most recently, executing our Phase1a, Phase 1b and Phase 2/3 clinical trials of atuzaginstat (COR388), our Phase I SAD/MAD clinical trial of COR588, to a lesser extent readying NOV004 for Phase 1 clinical trial, and initiating EryDex Phase 3 NEAT clinical trial. We have sold our legacy small molecule protease inhibitor portfolio and terminated the license of our NOV004 bone targeting drug.
To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of June 30, 2024, we had an accumulated deficit of $358.5 million. We incurred a net loss of $38.9 million in the six months ended June 30, 2024. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.
To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through June 30, 2024, we received net proceeds of approximately $303.9 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.
In connection with the acquisition of EryDel on October 20, 2023, we assumed an unsecured line of credit between EryDel and the European Investment Bank (the "EIB Loan"). The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to our business and capitalization. As of June 30, 2024, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment dates specified in the relevant Disbursement Offer. The first Repayment Date of tranche C shall fall not earlier than twelve months from the Disbursement Date of such tranche. The last Repayment Date of tranche C and tranche D shall fall not later than 5 years from the Disbursement Date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and is payable on the maturity date for each Tranche. The fixed rates range from 7.0% to 9.0% per annum. As of June 30, 2024, principal of 10.0 million euros ($10.8 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the condensed consolidated balance sheet at fair value with imputed interest of 9.0% included.
We may voluntarily prepay, in whole or in part with a prepayment premium. In the event of an occurrence of an event of default, a change in control and certain other prepayment events, as specified in the Debt Agreement, we will be required to prepay the outstanding EIB Debt together with an additional remuneration buyout fee, as specified in the Debt Agreement. The Debt Agreement includes a provision for additional remuneration to be paid in addition to interest. The amount of additional remuneration to be paid is equal to 2.5% of revenue up to 125.0 million euros, plus 1.85% of revenue between 125.0 and 250.0 million euros, plus 1.0% of revenue in excess of 250.0 million euros, multiplied by a varying percentage based on how many tranches have been drawn. The varying percentage is equal to 30.0% in the event tranche A has been drawn, 50.0% in the event tranche A and B have been drawn, 80.0% in the event tranche A, B and C have been drawn, and 100.0% in the event all four tranches have been drawn. The additional remuneration is payable for seven years, during the period January 1, 2026, through December 31, 2032. In the event of an occurrence of an event of default or prepayment, we may be required to pay an additional remuneration buyout fee.
As of June 30, 2024, we have been in compliance with all covenants under the Debt Agreement.
As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $59.4 million and $75.1 million, respectively. Based on our current business plans, we believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months from the date of the issuance of

Table of Content
the accompanying condensed consolidated financial statements. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, U.S government securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk. Our cash equivalents and short-term investments are held in money market funds, certificate of deposits, and government agency obligations.
We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations into at least 2026, but does not include any costs or cash expenditures associated with initiating additional programs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
We may continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Following our acquisition of EryDel, we anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:
•the progress, costs, trial design, results of and timing of our Phase 3 NEAT clinical trial and any potential future trials;
•the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•payment of future milestones to EryDel shareholders and payments to the EIB in respect of obligations under the EIB Facility;
•the number and characteristics of drug candidates that we pursue;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•our need and ability to retain management and hire scientific and clinical personnel;
•the effect of competing drugs and drug candidates and other market developments;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•the economic and other terms, timing of and success of any collaboration, licensing or other arrangements into which we may enter in the future.
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

Table of Content
Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, which would include anticipated clinical and development activities related to EryDex through completion of the Phase 3 NEAT clinical trial, and into 2026, but does not include any costs or cash expenditures associated with initiating additional programs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(17,092)	$(7,396)
Investing activities	3,936	(14,783)
Financing activities	225	76
Effect of exchange rate changes on cash	69	174
Net increase in cash and cash equivalents	$(12,862)	$(21,929)
Operating Activities
Cash used in operating activities was $17.1 million for the six months ended June 30, 2024. Cash used in operating activities was primarily due to our net loss of $38.9 million for the period, adjusted for $24.0 million of non-cash items, including $17.1 million goodwill impairment charge, $4.8 million change in the fair value of contingent consideration liabilities, $2.5 million in stock-based compensation, and a net increase in our operating assets of $2.3 million, offset by a net increase in our accounts payable, accrued expenses and other current liabilities of $0.1 million.

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
Investing Activities
Cash provided by investing activities was $3.9 million for the six months ended June 30, 2024, primarily related to the maturities of short-term investments of $89.7 million, and the purchase of investments of $85.7 million.

Cash used in investing activities was $14.8 million in the six months ended June 30, 2023, primarily related to the purchase of investments of $50.1 million and maturities of investments of $35.4 million.
Financing Activities

Cash provided by financing activities was $0.2 million for the six months ended June 30, 2024, which consisted of net proceeds from the exercise of stock options in the period.

Cash provided by financing activities was $0.1 million in the six months ended June 30, 2023, which consisted of net proceeds from the exercise of stock options in the period.
Contractual Obligations and Commitments
Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of June 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K.

Table of Content
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.
We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $1.0 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of June 30, 2024. We have approximately $29.6 million in cancellable future operating expense commitments based on existing contracts as of June 30, 2024. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. As of June 30, 2024, the fair value of the EIB loan is $13.8 million and it is recorded as long-term debt on the condensed consolidated balance sheet at fair value. As of June 30, 2024, the fair value of long-term contingent consideration on our books for the earnout related to the EryDel Acquisition is $57.5 million and the short-term portion is $5.0 million, refer to Note 3 to the condensed consolidated financial statements for further details.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
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
Item 1A. Risk Factors.
Summary of Risk Factors
We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Some of these risks are:
•We may experience difficulties integrating Quince and EryDel’s operations and realizing the expected benefits of the EryDel Acquisition.
•We are substantially dependent on the success of our lead drug candidate, EryDex. The Phase 3 NEAT clinical trial of EryDex for A-T is being conducted under a protocol negotiated with FDA by EryDel and our execution of the trial may be delayed, may not be successful, and may not result in NDA approval, with adverse results for our business and share price.
•We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.
•We are required to make milestone payments to EryDel shareholders in connection with the advancement of EryDex and may be required to make further milestone payments to EryDel shareholders or pursuant to the EIB Facility in connection with our commercialization of EryDex, which could adversely affect the overall profitability of EryDex, if approved.
•Clinical drug development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any drug candidate that we may advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.
•Results in earlier clinical trials may not be indicative of the results that may be obtained in further registrational clinical trials, which may delay or prevent obtaining regulatory approval.
•We will incur additional costs and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
•Our drug candidates may cause or have attributed to them undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
•Clinical trials of our drug candidates may not uncover all possible AEs that patients may experience.
•If we are not able to successfully demonstrate a favorable differentiation between EryDex and currently available corticosteroids, our business would be harmed and our ability to generate revenue from that class of drugs would be severely impaired.
•Because the potential rare disease target patient populations of EryDex are small, and the addressable patient population even smaller, we may not be able to effectively complete clinical trials or commercialize the drug candidate.
•We are a clinical stage biotechnology company with a limited operating history, which may make it difficult to evaluate the prospects for our future viability.
•We will require substantial additional funding to finance our operations and to develop and evaluate current and future drug candidates. If we are unable to raise this funding when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our drug development programs or other operations.

Table of Content
•We cannot be certain that the FDA or foreign regulatory authorities will permit us to proceed with any current or future proposed clinical trial designs. Our drug candidates may not receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.
•Clinical failure can occur at any stage of clinical development and we have never submitted an NDA or comparable foreign applications before.
•Clinical trials of our drug candidates have in the past been put on clinical holds by, and failed to demonstrate safety and efficacy to the satisfaction of, the FDA, and if any future clinical trials of our drug candidates are put on clinical holds by, or fail to demonstrate safety and efficacy to the satisfaction of, the FDA, the EMA, or similar regulatory authorities outside the United States, or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
•We currently rely and expect to continue to rely on third parties to conduct some of our preclinical studies and clinical trials and some aspects of our research and preclinical testing and on third-party contract manufacturing organizations to manufacture and supply our preclinical, clinical and commercial materials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, manufacturing or testing.
•If we or any of our third-party manufacturers or suppliers encounter difficulties in production of our future drug candidates, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our future drug candidates for clinical trials or for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
•If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any drug candidates we may develop, we may not be successful in commercializing those drug candidates if and when they are approved.
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
•We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.
•Our stockholders may realize little or no value from the divesture of our legacy assets, and as a result our stock price may decline, we could be subject to litigation, and our business may be adversely affected.
•The price of our common stock currently does not meet the requirements for continued listing on Nasdaq. If we fail to regain and maintain compliance with the minimum listing requirements, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
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

Table of Content
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
Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our lead drug candidate, EryDex, which is under clinical development for A-T. EryDex is our only drug candidate in late-stage clinical development, and our business currently depends heavily on its successful development. In the previous Phase 3 ATTeST trial, the trial did not meet the primary efficacy endpoint. The trial saw statistically significant results in the age group of six to nine years old. We initiated the NEAT clinical trial in this population in the second quarter 2024, and expect to announce the results of the NEAT clinical trial in the fourth quarter of 2025, but cannot guarantee that the results of this study will be positive or that they will allow further development in this therapeutic indication.
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
We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.*
We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the quarters ended June 30, 2024 and 2023, our net losses were $27.7 million and $4.9 million, respectively. We had an accumulated deficit of $358.5 million as of June 30, 2024.
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

Table of Content
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
We may be required to make milestone payments to the EryDel Shareholders or pursuant to the EIB Facility in connection with our development and commercialization of EryDex, which could adversely affect the overall profitability of EryDex, if approved.*
In connection with the EryDel Acquisition, we may be required to make additional payments to EryDel Shareholders of up to an aggregate of $485.0 million in potential cash payments, comprised of up to $5.0 million upon the achievement of a specified development milestone, which was achieved in the second quarter of 2024, $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified on market and sales milestones, with no royalties paid to EryDel. These milestone obligations could impose substantial additional costs on us, divert resources from other aspects of our business, and adversely affect the overall profitability of EryDex, if approved. We may need to obtain additional financing to satisfy these milestone payments, and cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all. During the three months ended June 30, 2024, we enrolled the first patient in the Phase 3 NEAT clinical trial. Within 45 days of the achievement of the milestones, we are required to notify the former EryDel shareholders of this achievement. Additionally, within 30 days of the notification, we are required to make a cash milestone payment of $5 million to the former EryDel shareholders in accordance with the purchase agreement entered into in connection with EryDel Acquisition. We owe no further payments to EryDel shareholders for development-related milestones. The remaining potential contingent payments in connection with the EryDel Acquisition pertain to regulatory on market and sales milestones.
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
Our financial results have been in the past and may in the future be adversely affected by impairment charges from the recording of goodwill and intangible assets.*
Our financial results have been in the past and may in the future be adversely affected by impairment charges from the recording of goodwill and intangible assets incurred in connection with acquisitions. For example, during the quarter ended June 30, 2024, we incurred a $17.1 million goodwill impairment charge in connection with the EryDel Acquisition. Additionally, we incurred a $0.8 million goodwill impairment charge in the quarter ended September 30, 2022 and a $5.9 million IPR&D Intangible Asset impairment charge for the quarter ended March 31, 2023 in connection with the Novosteo Acquisition. Further, our failure to identify or accurately assess the magnitude of necessary technology investments we assumed as a result of the EryDel Acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.

Table of Content
Risks Related to the Development of Our Drug Candidates
The Phase 3 NEAT clinical trial of EryDex for A-T will be conducted under a protocol negotiated with FDA by EryDel and our execution of the trial may be delayed, may not be successful, and may not result in NDA approval, with adverse results for our business and share price.
With the acquisition of our Phase 3 lead asset, EryDex, we initiated the Phase 3 NEAT clinical trial in the first half of 2024. The NEAT protocol is the subject of an SPA, agreement with FDA. The FDA may revoke or alter its SPA agreement under the following circumstances:
•public health concerns emerge that were unrecognized at the time of the protocol assessment, or the director of the review division determines that a substantial scientific issue essential to determining safety or efficacy has been identified after testing has begun;
•a sponsor fails to follow a protocol that was agreed upon with the FDA; or
•the relevant data, assumptions, or information provided by the sponsor in a request for SPA change, are found to be false statements or misstatements, or are found to omit relevant facts.
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

Table of Content
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

Table of Content
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
If we are required to conduct preclinical studies, clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete preclinical studies, clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety of efficacy concerns, we may:
•be delayed in obtaining marketing approval for our drug candidates;
•not obtain marketing approval at all or regulatory authorities may suspend, vary or withdraw marketing approvals for approved products;
•obtain approval for indications, dosages or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•be subject to additional post-marketing testing requirements; or
•have the medicine removed from the market after obtaining marketing approval.
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

Table of Content
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

Table of Content
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
Accordingly, we will need to obtain substantial additional funding in order to fully execute on our corporate strategy. As of June 30, 2024 we had $59.4 million in cash, cash equivalents and short-term investments. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely affected, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.
We believe that our existing capital resources will be sufficient to fund our projected operations, which would include anticipated clinical and development activities related to EryDel's lead asset through the Phase 3 NEAT clinical trial, into 2026. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:
•the rate of progress in the development of and the conduct of clinical trials with respect to our product candidates;
•our ability to successfully identify partnership and licensing opportunities to support the future development of EryDex;
•the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•the number and characteristics of drug candidates that we acquired or pursue;
•our ability to manufacture sufficient quantities of our drug candidates and devices;
•our need to expand our research and development activities;
•the costs associated with securing and establishing commercialization and manufacturing capabilities;
•the costs of acquiring, licensing or investing in businesses, drug candidates and technologies;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•our need and ability to retain management and hire scientific and clinical personnel;
•the effect of competing drugs and drug candidates and other market developments;

Table of Content
•our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•the costs to grow our organization and increase the size of our facilities to meet our anticipated growth;
•the economic and other terms, timing of and success of any collaboration, licensing or other arrangements into which we may enter in the future; and
•our ability and timing of future milestones payments to EryDel shareholders and repayment of obligations in respect of the EIB Facility.
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
In connection with the EIB Facility, we are subject to operating restrictions and covenants that restrict our ability to finance our operations, engage in business activities or expand or fully pursue its business strategies. For example, unless we get approval from EIB, the EIB Facility limits our ability to, among other things:
•incur additional debt or provide guarantees in respect of debt;
•incur liens;
•make investments, acquisitions, loans or advances;
•sell assets;
•make distributions to equity holders, including dividends and distributions on, and redemptions, repurchases or retirement of, our capital stock;
•enter into certain hedging transactions;
•enter into fundamental changes, including mergers and consolidations;
•enter into transactions with affiliates;
•change the nature of our business; and
•change our management.
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

Table of Content
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
As a Company with an Italian biotechnology subsidiary, we have benefited from certain tax advantages, including, for example, the R&D tax credit, which is an Italian tax credit aimed at stimulating research and development. The R&D tax credit can offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and all other tax-related items that companies usually pay monthly). For eligible research and development activities, the tax credits were equal to 20% of the costs incurred in fiscal years 2022 and 2021, with a maximum annual amount of $4.4 million (Euro 4 million). In 2023 the tax credit rate was decreased to 10% of the eligible expenses for certain activities, and the annual ceiling of the credit increased to $5.5 million (5 million euros). Expenses incurred by the Company for years ended December 31, 2023, 2022, and 2021 generated a total tax credit amounting to $0.9 million (0.8 million euros), $1.1 million (1 million euros), and $2.0 million (1.8 million euros), respectively. The Italian tax authorities may audit each research and development program in respect of which a R&D tax credit has been claimed and assess whether such program qualifies in its view for the R&D tax credit. The Italian tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions or deductions in respect of our research and development activities. Should the Italian tax authorities be successful, the R&D tax credit, may be reduced, which would have a negative impact on our results of operations and future cash flows. We believe, due to the nature of our business operations, that we will continue to be eligible to receive the R&D tax credit. However, if the Italian government decides to eliminate, or to reduce the scope or the rate of, the R&D tax credit, either of which it could decide to do at any time, our results of operations could be adversely affected.
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

Table of Content
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
The FDA or other foreign regulatory authorities may limit our ability to proceed with potential clinical programs, which could have a materially adverse impact on us. The submission of a successful NDA or comparable foreign applications is a complicated process. As an organization, we have never conducted a registrational clinical trial and have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA or comparable foreign applications. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in seeking approval for, and if approved, commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance. The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:
•inability to obtain sufficient funds required for a clinical trial;
•inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;
•discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials;
•inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our drug candidates;
•inability to obtain approval from IRBs or positive ethics committee opinions to conduct a clinical trial at their respective sites;
•severe or unexpected drug-related adverse effects experienced by patients, which have resulted and may result in a full or partial clinical hold by the FDA or non-U.S. regulators;
•inability to timely manufacture sufficient quantities of the drug candidate or devices required for a clinical trial;
•difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including ability to find patients with a rare disease, meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indications as our drug candidates;
•inability to retain enrolled patients after a clinical trial is underway; and

Table of Content
•enrollment may be delayed or interrupted or patients may drop out of clinical trials due to or the fear of natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods, or monsoons, public health crises, such as pandemics and epidemics, political crisis, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control occurring at or around our clinical trials sites in the United States or Europe.
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

Table of Content
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

Table of Content
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
Failure to comply with applicable regulations could also result in the European Commission, FDA, the national authorities in the individual EU Member States, or other applicable regulatory authorities taking various actions, including:
•levying fines and other civil penalties;
•imposing consent decrees or injunctions;
•requiring us to suspend or put on hold one or more of our clinical trials;
•suspending, varying or withdrawing regulatory approvals;
•delaying or refusing to approve pending applications or supplements to approved applications;
•requiring us to suspend manufacturing activities or product sales, imports or exports;
•requiring us to communicate with physicians and other customers about concerns related to actual or potential safety, efficacy, and other issues involving our products;
•mandating product recalls or seizing products;
•imposing operating restrictions; and
•seeking criminal prosecutions.
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

Table of Content
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
Other risks inherent in the production process may have the same effect, such as:
•contamination of the controlled atmosphere area;
•unusable premises and equipment;
•new regulatory requirements requiring a partial and/or extended stop to the production unit to meet the requirements;
•unavailable qualified personnel;
•power failure of extended duration;
•logistical error; and
•rupture in the cold chain, which is a system for storing and transporting blood and blood products within the correct temperature range and conditions.
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

Table of Content
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

Table of Content
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
There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, factors that may inhibit our efforts to commercialize any drug candidates, if and when approved, whether alone or in collaboration with others:
•our inability to recruit and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs, and other support personnel;
•the inability of sales personnel to obtain access to physicians or our failure to educate adequate numbers of physicians on the benefits of any future approved drug candidates;
•the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•the inability to price our drug candidates, if approved, at a sufficient price point to ensure an adequate and attractive level of profitability;
•the pricing of our products, particularly as compared to alternative treatments;
•availability of alternative effective treatments for indications our candidates are intended to treat and the relative risks, benefits and costs of those treatments;

Table of Content
•restricted or closed distribution channels that make it difficult to distribute our drug candidates, if approved, to segments of the patient population;
•the lack of complementary drug candidates, if approved, to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive drug candidate lines; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.
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
We face an inherent risk of product liability as a result of the clinical testing of our drug candidates and will face an even greater risk when and if we commercialize any drug candidates, if approved. For example, we may be sued if our drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, early access program, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Product liability claims may be brought against us by participants enrolled in our clinical trials, patients, health care providers or others using, administering our drug candidates or selling our drug candidates, if approved. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased or interrupted demand for our drug candidates;
•withdrawal of clinical trial participants and inability to continue clinical trials;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•drug recalls, withdrawals or labeling, marketing or promotional restrictions;
•termination of clinical trial sites or entire trial programs;
•injury to our reputation and significant negative media attention;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any drug candidate, if approved; and
•a decline in our share price.
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of drug candidates we develop, alone or with potential collaborators. Our insurance policies may have various exclusions, and we may be subject to a product liability claim for

Table of Content
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
Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States. We may enter into agreements with third parties for the development and commercialization of drug candidates in international markets. We also plan to seek regulatory approval of our drug candidates outside of the United States. International business relationships will subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:
•differing regulatory requirements for drug approvals internationally;
•rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•price controls on our drug products;
•complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property;
•potential third-party patent rights in countries outside of the United States;
•different United States and foreign drug import and export rules;
•different reimbursement systems and different competitive drugs indicated to treat the indications for which our drug candidates are being developed;
•the potential for so-called “parallel importing,” which is what occurs when a local seller, faced with relatively high local prices, opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;
•the potential for so-called “parallel exporting,” which is what occurs when a local seller buys goods meant for the locals and sells the goods for a higher price in another country, potentially causing or aggravating supply problems;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, bank failures, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;
•compliance with tax, including withholding of payroll taxes, employment, immigration and labor laws for employees living or traveling abroad;
•regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries;
•taxes in other countries;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•business interruptions resulting from geo-political actions, including war and terrorism, public health crises, such as pandemics and epidemics, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires; and
•compliance with evolving and expansive international data privacy laws, such as the EU GDPR.

Table of Content
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
The United Kingdom’s withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our common stock.*
Following Brexit, the UK and the EU signed a EU-UK TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still uncertainties. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Among the changes that have occurred are that Great Britain (England, Scotland and Wales) is treated as a “third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
If a regulatory authority discovers previously unknown problems with a drug or device, such as AEs of unanticipated severity or frequency, or problems with the facility where the drug candidate is manufactured, or disagrees with the promotion, marketing or labeling of a drug candidate, including if approved, such regulatory authority may impose restrictions on that drug candidate, an approved drug, or us, including requiring withdrawal of the approved drug from the market. If we fail to comply with applicable regulatory requirements, a regulatory authority or enforcement authority may, among other things:
•issue warning or untitled letters that would result in adverse publicity;
•impose civil or criminal penalties;
•suspend, vary or withdraw regulatory approvals;
•suspend any of our ongoing clinical trials;
•mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•require us to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•refuse to approve pending applications or supplements to approved applications submitted by us;
•impose restrictions on our operations, including closing our contract manufacturers’ facilities;
•seize or detain drug candidates or approved drugs; or
•require a drug candidate or approved drugs recall.
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
A Fast Track designation by the FDA, such as the Fast Track designations received for EryDex, does not guarantee marketing approval and may not lead to a faster development, regulatory review or approval process.*
In June 2024, the FDA granted Fast Track designation for our EryDex System for the treatment of patients with A-T. Fast Track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review of the sponsor’s NDA. Fast Track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-threatening conditions. However, Fast Track designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that any potential EryDex NDA will be approved or that any approval will be granted within any particular timeframe. In addition, the FDA may withdraw Fast Track designation for any indication if it believes that the designation is no longer supported by data emerging from the EryDex clinical development program.
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

Table of Content
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

Table of Content
If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
Our operations are subject to various federal and state fraud and abuse and other healthcare laws. The laws that may impact our operations include:
•federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalty laws, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•the federal HIPAA, which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
•the federal Physician Payment Sunshine Act, created under the PPACA, and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require the registration of sales representatives; state and foreign laws that require drug manufacturers to file reports with states or foreign regulatory authorities regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws

Table of Content
governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
We are subject to substantial government regulation that is subject to change and could force us to make modifications to how we develop, manufacture, market, and price our products in the future.*
The medical device industry is regulated extensively by governmental authorities, principally the FDA in the U.S. and corresponding state and foreign regulatory authorities. The majority of our manufacturing processes are required to comply with quality systems regulations, including cGMP requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Failure to comply with applicable medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA or comparable foreign regulatory authorities and notified bodies to grant pre-market clearances or approvals for our products or issue CE Certificated of Conformity in the EU, withdrawals, or suspensions of future or current clearances or approvals and criminal prosecution.
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

Table of Content
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

Table of Content
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
Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:
•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•collaborators may not pursue development and commercialization of our drug candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive drug candidates, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, drug candidates that compete directly or indirectly with our drug candidates;
•a collaborator with marketing, manufacturing and distribution rights to one or more drug candidates may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

Table of Content
•disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or future drug candidates or that results in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future drug candidates;
•collaborators may own or co-own intellectual property covering our drug candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our current or future drug candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:
•others may be able to make compounds that are similar to our drug candidates but that are not covered by the claims of our patents;
•we might not have been the first to make the inventions covered by our pending patent applications;
•we might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•any patents that we obtain may not provide us with any competitive advantages;
•we may not develop additional proprietary technologies that are patentable; or

Table of Content
•the patents of others may have an adverse effect on our business.
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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our current drug candidates, any future drug candidate, and other proprietary technologies and their uses by obtaining, defending, and enforcing patents. These risks and uncertainties include the following:
•the U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•patent applications may not result in any patents being issued;
•patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our drug candidates;
•other parties may have designed around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same compounds, compositions of matter, or methods, or formulations, or by claiming subject matter that could dominate our patent position;
•any successful opposition to any patents owned by or licensed to us could deprive us of rights necessary to prevent others from practicing our technologies or to successfully commercialize any drug candidates that we may develop;
•because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our current drug candidates, any future drug candidates, and other proprietary technologies and their uses;
•an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of applications we may in-license which have an effective filing date before March 16, 2013;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing drug candidates in those countries.

Table of Content
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

Table of Content
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

Table of Content
proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of drug candidates or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.
Any claims of patent infringement asserted by third parties would be time consuming and could:
•result in costly litigation;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from out-licensing or commercializing EryDex, or our other drug candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•require us to pay damages to the party whose intellectual property rights we may be found to be infringing, which may include treble damages if we are found to have been willfully infringing such intellectual property;
•require us to pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing; and/or
•require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all.
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
We do not routinely conduct independent reviews of pending patent applications of and patents issued to third parties. We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:
•some patent applications in the United States may be maintained in secrecy until the patents are issued;
•patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived;
•pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our drug candidates or the use of our drug candidates;
•identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims;
•patent applications in the United States are typically not published until 18 months after the priority date; and
•publications in the scientific literature often lag behind actual discoveries.
Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make drug candidates that are similar to ours but that are not covered by the claims of the patents that we own;
•we or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•we or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive drug candidates for sale in our major commercial markets;
•we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our drug candidates;
•we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable drug candidates or will provide us with any competitive advantages;
•we cannot ensure that our commercial activities or drug candidates will not infringe upon the patents of others;
•we cannot ensure that we will be able to successfully commercialize our drug candidates on a substantial scale, if approved, before the relevant patents that we own or license expire;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications;
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

Table of Content
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

Table of Content
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

Table of Content
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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our drug candidates by obtaining and defending patents. We have pending U.S. and foreign patent applications in our portfolio; however, we cannot predict:
•if and when patents may issue based on our patent applications;
•the scope of protection of any patent issuing based on our patent applications;
•whether the claims of any patent issuing based on our patent applications will provide protection against competitors;

Table of Content
•whether or not third parties will find ways to invalidate or circumvent our patent rights;
•whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•whether the patent applications that we own or in-license will result in issued patents with claims that cover our drug candidates or uses thereof in the United States or in other foreign countries; and/or
•whether we may experience patent office interruption or delays to our ability to timely secure patent coverage to our drug candidates.
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

Table of Content
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
Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patents and other rights to third parties;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•our right to transfer or assign the license;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners; and
•the priority of invention of patented technology.
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

Table of Content
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
Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:
•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or drug candidates;
•a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our future drug candidates or that results in costly litigation or arbitration that diverts management attention and resources;
•collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current and future drug candidates;
•collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
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

Table of Content
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
The market price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•our integration efforts related to our acquisition of EryDel;
•changes in our business strategy;
•timing and results of clinical trials;
•our ability to identify partnership and licensing opportunities to support the future development of EryDex;
•market opportunity for A-T and future indications;
•any delays in manufacturing of drug supplies, results of preclinical studies and clinical trials for drug candidates;
•regulatory actions with respect to our drug candidates or our competitors’ drug candidates;
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•announcement of actual or anticipated reduction in force, including our recent reduction in force;
•announcements of technological innovations by us or our competitors;
•overall conditions in our industry and the markets in which we operate;
•addition or loss of significant customers, or other developments with respect to significant customers;
•changes in laws or regulations applicable to our drug candidates;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•additions or departures of key personnel;
•competition from existing drug candidates or new drug candidates that may emerge;
•issuance of new or updated research or reports by securities analysts;
•cash runway expectations;

Table of Content
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us or our stockholders;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•market conditions for pharmaceutical stocks in general;
•our ability to regain and maintain compliance with Nasdaq minimum listing requirements;
•general economic and market conditions; and
•ineffectiveness of our disclosure controls or internal controls.
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

Table of Content
The price of our common stock currently does not meet the requirements for continued listing on Nasdaq. If we fail to regain and maintain compliance with the minimum listing requirements, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.*
Our common stock currently trades on the Nasdaq. The Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. For example, Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.
On June 20, 2024, we received written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq (the “Nasdaq Listing Department”) notifying us that, based on the closing bid price of our common stock for the last 34 consecutive trading days, we no longer comply with the Minimum Bid Price Requirement The 2024 Notice had no immediate effect on the listing of our common stock on The Nasdaq Global Select Market. Pursuant to the Nasdaq Listing Rules, we have been provided an initial compliance period of 180 calendar days from the Notice to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to December 17, 2024, and we must otherwise satisfy The Nasdaq Global Select Market’s requirements for listing. If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, our common stock will be subject to delisting. We intend to monitor the closing bid price of our common stock and consider its available options to resolve the noncompliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements or that Nasdaq will grant us a further extension of time to regain compliance, if applicable.
Additionally, in December 2022, we received a written notice from the Nasdaq Listing Department notifying us that we were in noncompliance with the Minimum Bid Price Requirement and we regained compliance in April 2023. In December 2023, we again received a written notice from the Nasdaq Listing Department notifying us that we were in noncompliance with the Minimum Bid Price Requirement and regained compliance later in December 2023. Even if we regain compliance with the minimum listing requirements, there can be no assurance that we will continue to meet the Minimum Bid Price Requirement, or any other Nasdaq requirements, in the future.
Furthermore, we may also be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.
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
•providing for a classified board of directors with staggered, three-year terms;
•authorizing our board of directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;

Table of Content
•prohibiting cumulative voting in the election of directors;
•providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•prohibiting the adoption, amendment or repeal of our amended and restated bylaws or the repeal of the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors without the required approval of at least 66.67% of the shares entitled to vote at an election of directors;
•prohibiting stockholder action by written consent;
•limiting the persons who may call special meetings of stockholders; and
•requiring advance notification of stockholder nominations and proposals.
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
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors, officers, employees or agents or our stockholders;
•any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine;
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

Table of Content
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
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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

Table of Content
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

Table of Content
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

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quince Therapeutics, Inc.

Date: August 13, 2024	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer and Chief Medical Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Brendan Hannah
Brendan Hannah
Chief Business Officer, Chief Operating Officer, and Chief Compliance Officer
(Principal Financial Officer)