Form 10-Q
period 2024-09-30
Quince Therapeutics, Inc.
filed 2024-11-13
CIK 1662774

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2024, the registrant had 44,001,643 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to service our debt obligations and maintain compliance with associated covenants
•our ability to obtain funding for our operations, including funding necessary to develop and commercialize our drug candidates;
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
•our ability to grow our organization and increase the size of our facilities to meet our anticipated growth; and
•our ability to maintain compliance with Nasdaq listing requirements.
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

Abbreviated Term	Defined Term

2017 Tax Act	Tax Cuts and Jobs Act of 2017
3PLs	Third-party Logistics Providers
AE	Adverse Event
AIA	Leahy-Smith America Invents Act
AIDE	Autologous Intracellular Drug Encapsulation
ANDA	Abbreviated New Drug Application
ARB	Angiotensin Receptor Blockers
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
A-T	Ataxia-Telangiectasia
ATTeST	Ataxia Telangiectasia Trial with the EryDex System
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
C-GIC	Clinical Global Impression of Change
Cmax	The highest (peak) concentration of a drug in the bloodstream or other part of the body after drug administration
CMC	Chemistry Manufacturing Controls
CMO	Contract Manufacturing Organization
CMS	Center for Medicare and Medicaid Services
the Code	Internal Revenue Code of 1986, as amended
COSO framework	Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease
CPA	Certified Public Accountant
Credits	Tax credits
CRO	Contract Research Organization
CTA	Clinical Trial Application
Debt Agreement	Unsecured line of credit agreement between EryDel and the European Investment Bank, which the Company assumed on October 20, 2023 in connection with the EryDel Acquisition
DMD	Duchenne muscular dystrophy
DOJ	United States Department of Justice
DSMB	Data Safety Monitoring Board
DSP	Dexamethasone Sodium Phosphate
EC	European Commission
EMA	European Medicines Agency
EryDel	Quince Therapeutics, S.p.A (previously named EryDel S.p.A.)
EryDex	Red blood cell encapsulated dexamethasone sodium phosphate
EryDex System	Automated combination product to encapsulate dexamethasone sodium phosphate in Red blood cells
EIB	European Investment Bank
EU	European Union

Table of Content

EIB Loan	Unsecured line of credit between EryDel and the European Investment Bank
EryKit	Consumable sterile kit component of the EryDex System
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977
FDA	United States Food and Drug Administration
GAAP	generally accepted accounting principles in the United States
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
HHS	United States Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
HPA	Hypothalamic-Pituitary-Adrenal (HPA) Axis
HTA	Health Technology Assessment
ICARS	International Cooperative Ataxia Rating Scale
IND	Investigational New Drug
IPO	Initial Public Offering
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
ITT	Intent To Treat
Jefferies	Jefferies LLC
Lighthouse	Lighthouse Pharmaceuticals, Inc.
LSM	Least Square Mean
MAA	Marketing Authorization Application
MAD	Multiple Ascending Dose
MDD	Medical Devices Directive
MDR	Medical Devices Regulation 2017/745
mICARS	Modified International Cooperative Ataxia Rating Scale
MHRA	United Kingdom Medicines and Healthcare Products Regulatory Agency
MPEEM	Multi-Period Excess Earnings Method
Nasdaq	The Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application
NEAT	EryDex Phase 3 Trial (Neurologic Effects of EryDex on Subjects with A-T)
NIH	National Institute of Health
NOL	Net Operating Loss
Novosteo	Novosteo, Inc.
PCAOB	Public Company Accounting Oversight Board
PCT	Patent Cooperation Treaty
PD	Pharmacodynamic
PDMA	Prescription Drug Marketing Act
Process solutions	(Hypotonic Solutions 1& 2 and Hypertonic Solution PIGPA) sterile solutions to allow drug encapsulation and restoring the physiological osmolarity during EryDex process

Table of Content

PP	Per Protocol Population is all patients who enrolled into the study and fulfilled all inclusion/exclusion criteria, did not have any major protocol violations, and completed the initial treatment period of the study as planned.
PK	Pharmacokinetic
PPACA	Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010
PRF	Purdue Research Foundation
PTE	Patent Term Extension
R&D	Research and Development
RCL	Red Cell Loader, the machine that encapsulates drug into red blood cells
Registrational or pivotal trial	An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required
RmICARS	Rescored modified International Cooperative Ataxia Rating Scale
RBC	Red Blood Cell
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SAD	Single Ascending Dose
SAE	Serious Adverse Event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933
SPA	Special Protocol Assessment
Syringe Kit	Device for anticoagulated blood collection and for the sterile connection to the EryKit
TCA	Trade and Cooperation Agreement
TEAE	Treatment-Emergent Adverse Effect
UPC	Unified Patent Court
USPTO	The United States Patent and Trademark Office
VA	Veterans Affairs

Table of Content
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,675	$20,752
Short-term investments	45,172	54,307
Prepaid expenses and other current assets	3,871	2,381
Total current assets	51,718	77,440
Property and equipment, net	208	234
Operating lease right-of-use assets	559	385
Goodwill	—	17,625
Intangible assets	64,528	63,672
Other assets	9,506	8,544
Total assets	$126,519	$167,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,622	$2,033
Short-term contingent consideration	—	4,103
Accrued expenses and other current liabilities	3,803	3,436
Total current liabilities	5,425	9,572
Long-term debt	14,899	13,429
Long-term operating lease liabilities	450	321
Long-term contingent consideration	54,788	53,603
Deferred tax liabilities	5,382	5,304
Other long-term liabilities	643	587
Total liabilities	81,587	82,816
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, (100,000 shares of which are designated as Series A Junior Participating Preferred Stock), no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 43,276,606 and 42,973,215 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	43	43
Additional paid in capital	405,484	401,638
Accumulated other comprehensive income	3,419	3,047
Accumulated deficit	(364,014)	(319,644)
Total stockholders’ equity	44,932	85,084
Total liabilities and stockholders’ equity	$126,519	$167,900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,916	$1,431	$12,765	$6,013
General and administrative	3,630	4,663	13,296	12,786
Goodwill impairment charge	—	—	17,130	—
Intangible asset impairment charge	—	—	—	5,900
Fair value adjustment for contingent consideration	(2,683)	—	2,082	—
Total operating expenses	5,863	6,094	45,273	24,699
Loss from operations	(5,863)	(6,094)	(45,273)	(24,699)
Fair value adjustment for long-term debt	(449)	—	(1,252)	—
Interest income	683	959	2,393	2,464
Other income (expense), net	150	(216)	(158)	(504)
Net loss before income tax benefit	(5,479)	(5,351)	(44,290)	(22,739)
Income tax (expense) benefit	(13)	—	(80)	248
Net loss	(5,492)	(5,351)	(44,370)	(22,491)
Other comprehensive loss:
Foreign currency translation adjustments	2,158	158	203	309
Unrealized gain (loss) on available-for-sale securities	174	101	169	496
Total comprehensive loss	$(3,160)	$(5,092)	$(43,998)	$(21,686)
Net loss per share - basic and diluted	$(0.13)	$(0.15)	$(1.03)	$(0.63)
Weighted average shares of common stock outstanding - basic and diluted	43,164,136	36,073,040	43,090,632	35,941,234
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

For the three months ended September 30, 2024 and 2023
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount
Balance as of June 30, 2024	43,276,606	$43	$404,360	$1,087	$(358,522)	$46,968
Stock based compensation	—	—	1,124		—	1,124
Foreign currency translation adjustment	—	—	—	2,158	—	2,158
Unrealized gain (loss) on available for sale investments	—	—	—	174	—	174
Net loss	—	—	—	—	(5,492)	(5,492)
Balance September 30, 2024	43,276,606	$43	$405,484	$3,419	$(364,014)	$44,932

Balance as of June 30, 2023	36,327,995	$36	$391,990	$257	$(305,399)	$86,884
Issuance of common stock on exercise of stock options and vesting of restricted stock units	70,394	—	28	—	—	28
Restricted stock award retirement	(54,757)	—	(18)	—	—	(18)
Stock based compensation	—	—	1,331	—	—	1,331
Foreign currency translation adjustment	—	—	—	158	—	158
Unrealized gain (loss) on available for sale investments	—	—	—	101	—	101
Net loss	—	—	—	—	(5,351)	(5,351)
Balance September 30, 2023	36,343,632	$36	$393,331	$516	$(310,750)	$83,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

For the nine months ended September 30, 2024 and 2023
	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance December 31, 2023	42,973,215	$43	$401,638	$3,047	$(319,644)	$85,084
Issuance of common stock on exercise of stock options and vesting of restricted stock units	303,391	—	225	—	—	225
Stock based compensation	—	—	3,621	—	—	3,621
Foreign currency translation adjustment	—	—	—	203	—	203
Unrealized gain (loss) on available for sale investments	—	—	—	169	—	169
Net loss	—	—	—	—	(44,370)	(44,370)
Balance September 30, 2024	43,276,606	$43	$405,484	$3,419	$(364,014)	$44,932

Balance December 31, 2022	36,136,480	$36	$389,105	$(289)	$(288,259)	$100,593
Issuance of common stock on exercise of stock options and vesting of restricted stock units	270,445	—	110	—	—	110
Restricted stock award retirement	(63,293)	—	(18)	—	—	(18)
Stock based compensation	—	—	4,134	—	—	4,134
Foreign currency translation adjustment	—	—	—	309	—	309
Unrealized gain (loss) on available for sale investments	—	—	—	496	—	496
Net loss	—	—	—	—	(22,491)	(22,491)
Balance September 30, 2023	36,343,632	$36	$393,331	$516	$(310,750)	$83,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net Loss	$(44,370)	$(22,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,621	4,134
Depreciation and amortization	170	18
Impairment loss on operating lease	—	66
Loss on disposal of fixed assets	—	71
Equity investment in Lighthouse, Inc.	—	(78)
Change in the fair value of contingent consideration liabilities	2,082	—
Change in fair value of long-term debt	1,252	—
Non-cash goodwill and intangible asset impairment charge	17,130	5,900
Amortization of discount on available-for-sale investments	(1,858)	(1,313)
Change in deferred tax liabilities due to acquisition of Novosteo, Inc.	—	(248)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	(2,025)	2,272
Right of use assets, operating leases and operating lease liabilities	(170)	192
Other assets	(292)	—
Accounts payable	(424)	(161)
Accrued expenses and other current liabilities	532	(576)
Net cash used in operating activities	(24,352)	(12,214)
Cash flow from investing activities:
Purchase of investments	(89,562)	(95,116)
Proceeds from maturities of investments	100,727	84,514
Note receivable	—	(500)
Proceeds from disposal of assets	—	90
Purchase of property and equipment	(124)	(136)
Net cash provided by investing activities	11,041	(11,148)
Cash flows from financing activities:
Payment of contingent consideration	(5,000)	—
Payments of finance leases	—	(6)
Proceeds from issuance of common stock upon exercise of stock options	225	92
Net cash provided by financing activities	(4,775)	86
Effect of exchange rate changes on cash	9	329
Net increase in cash and cash equivalents	(18,077)	(22,947)
Cash and cash equivalents at beginning of period	20,752	44,579
Cash and cash equivalents at end of period	$2,675	$21,632

Supplemental disclosures of non-cash information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$232	—
Right-of-use asset and financing lease liability reduction as a result of lease modification	—	$(70)
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
Liquidity and Capital Resources
The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2024, the Company had an accumulated deficit of $364.0 million. Since inception through September 30, 2024, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds of the private investment in public equity transaction (“PIPE Financing”). As of September 30, 2024, the Company had cash, cash equivalents, and short-term investments of $47.8 million, which it believes will be sufficient to fund its planned operations into the first quarter of 2026, a period that is at least 12 months from the date of the issuance of the accompanying unaudited consolidated financial statements.
In connection with the acquisition of EryDel on October 20, 2023 (the “EryDel Acquisition”), the Company assumed an unsecured line of credit between EryDel and the European Investment Bank (the “EIB Loan”). As of September 30, 2024, the principal of 10.0 million euros ($11.2 million) was outstanding on the EIB Loan. The Debt Agreement requires the Company to maintain a minimum cash balance of 14.65 million euros ($16.4 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full (the “Minimum Cash Covenant”) Furthermore, the Company may at any time voluntarily prepay, in whole or in part, together with certain fees as set forth in the Debt Agreement, the outstanding obligations under the Debt Agreement. In the event of a default or a change in control, as specified in the Debt Agreement, EIB may, subject to certain grace periods, accelerate the outstanding obligations under the EIB Loan.
In November 2024, the Company entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, the Company agreed to convert 2% of the total 9% deferred interest on Tranches A and B to be payable quarterly, with the first payment due on March 31, 2025, and a one-time fee of 20,000 euros in connection with the Amendment.
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

Table of Content
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
The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the SEC on April 1, 2024. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.
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

Table of Content
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Table of Content
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
During the nine months ended September 30, 2024, the Company recognized a non-cash goodwill impairment charge of $17.1 million as the quantitative analysis resulted in the Company's fair value being significantly below its carrying value during the three months ended June 30, 2024.
Contingent Consideration
The Company determines the acquisition date fair value of contingent consideration using a discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to the Company's acquisition of EryDel in October 2023, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. During the three months ended September 30, 2024, the Company recorded a $2.7 million adjustment to decrease the fair value of its contingent consideration related to the acquisition of EryDel. During the nine

Table of Content
months ended September 30, 2024, the Company recorded a net $2.1 million adjustment to increase the fair value of its contingent consideration related to the acquisition of EryDel. The adjustment is reflected within operating loss on the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.
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

Table of Content
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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and nine months ended September 30, 2024 and 2023.
The Company elected the fair value option for the EIB Loan assumed as part of the EryDel Acquisition. The Company adjusted the EIB Loan to fair value through the change in fair value of debt in the accompanying consolidated statements of operations and comprehensive loss. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings. The Company will breakout any change in value due to credit loss in accumulated other comprehensive loss. For the three and nine months ended September 30, 2024, there was no change in value due to credit loss.
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2024 and December 31, 2023 are presented in the following tables (in thousands):

	Fair Value Measurements as of September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$997	$997	$—	$—
Government and agency notes	45,172	—	45,172	—
Total Assets	$46,169	$997	$45,172	$—
Liabilities:
Contingent consideration	54,788	—	—	54,788
Long-term debt	14,899	—	—	14,899
Total	$69,687	$—	$—	$69,687

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,285	$4,285	$—	$—
Certificates of Deposit	729	—	729	—
Government and agency notes	68,524	3,971	64,553	—
Total Assets	$73,538	$8,256	$65,282	$—
Liabilities:
Contingent consideration	57,706	—	—	57,706
Long-term debt	13,429	—	—	13,429
Total	$71,135	$—	$—	$71,135

Table of Content
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
Level 3 Assets and Liabilities
Contingent Consideration
The following table reflects the changes in present value of acquisition related accrued earnouts of contingent consideration liability using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024:

(in thousands)
Beginning Balance as of January 1, 2024	$57,706
Payout of contingent earnout based on milestone achievement	(5,000)
Change in fair value of contingent consideration	2,082
Ending Balance as of September 30, 2024	$54,788
During the three months ended June 30, 2024, the Company enrolled the first patient in the Phase 3 NEAT clinical trial. In accordance with the purchase agreement entered into in connection with EryDel Acquisition, the Company notified the former EryDel shareholders of this achievement within 45 days of achieving this milestone. During the three months ended September 30, 2024, the Company paid the cash milestone payment of $5 million to the former EryDel shareholders.
The change in the fair value of the contingent consideration is primarily driven by the cash milestone payment of $5 million to the former EryDel shareholders, and the passage of time. The Company owes no further payments to EryDel shareholders for development-related milestones. The remaining potential contingent payments in connection with the EryDel Acquisition pertain to regulatory on market and sales milestones.
The following table summarizes the quantitative information including the unobservable inputs related to the Company's acquisition related accrued earnout as of September 30, 2024 (in thousands except for percentages):

	September 30, 2024	Valuation Technique	Unobservable Input	Range (Input Used)
Contingent consideration	$54,788	Expected present value	Probability of achieving earnout objectives per the purchase agreement	0% - 100%
Long-term Debt
The following table presents the changes in the fair value of the Level 3 EIB Loan for the nine months ended September 30, 2024:

(in thousands)
Beginning Balance as of January 1, 2024	$13,429
Change in fair value	1,252
Due to foreign currency translation	218
Ending Balance as of September 30, 2024	$14,899

Table of Content
The following table summarizes the quantitative information including the unobservable inputs related to the Company's acquisition related long term debt as of September 30, 2024 (in thousands except for percentages):

	September 30, 2024	Valuation Technique	Unobservable Input	Range (Input Used)
EIB loan	$14,899	Expected present value	Credit quality of company and credit spreads for comparable debt	13%
Note 4. Cash, Cash Equivalents and Investments
The following tables categorize the fair values of cash, cash equivalents and investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$1,678	$1,521
Money market funds	997	4,285
Government and agency notes	—	14,946
Total cash and cash equivalents	$2,675	$20,752

Short-term investments:
Certificates of deposit	$—	$729
Government and agency notes	45,172	53,578
Total short-term investments	$45,172	$54,307
The Company's investments are classified as available-for-sale securities. As of September 30, 2024, the weighted average remaining contractual maturities of available-for-sale securities was approximately 6 months. The unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other comprehensive income. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and nine months ended September 30, 2024 and 2023, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income. Based on the Company’s review of its available-for-sale securities, the Company has no available-for-sale securities in loss positions as of September 30, 2024. No other-than-temporary impairments on these securities were recognized for the three and nine months ended September 30, 2024 and 2023.
The Company periodically assess its investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairment and credit losses related to available-for-sale securities for the three and nine months ended September 30, 2024 and 2023.
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

Table of Content
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
The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements as of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$997	$—	$—	$997
Government and agency notes	45,013	159	—	45,172
Total cash equivalents and investments	$46,010	$159	$—	$46,169

Classified as:
Cash equivalents (original maturities within 90 days)				$997
Short-term investments (maturities within one year)				45,172
Total cash equivalents and investments				$46,169

	Fair Value Measurements as of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$4,285	$—	$—	$4,285
Certificates of Deposit	735	—	(6)	729
Government and agency notes	68,528	13	(17)	68,524
Total cash equivalents and investments	$73,548	$13	$(23)	$73,538

Classified as:
Cash equivalents (original maturities within 90 days)				$19,231
Short-term investments (maturities within one year)				54,307
Total				$73,538
Note 5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development expenses	$1,415	$133
Short-term Italian research and development refundable tax credit	995	993
Prepaid insurance	841	809
Prepaid expenses	565	365
Other current assets	55	81
Total prepaid expenses and other current assets	$3,871	$2,381

Table of Content

The Company is eligible to obtain an R&D tax credit as companies in Italy that invest in eligible research and development activities, regardless of the legal form and economic sector in which they operate, can benefit from a R&D tax credit. Such tax credits can only be used to offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and other tax-related items that companies usually pay monthly). The Company recognized reductions to R&D expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2024 respectively, and $0 reductions for the three and nine months ended September 30, 2023.
Novosteo Pty, Ltd, a wholly-owned subsidiary of Novosteo, LLC, is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive. During the three and nine months ended September 30, 2024, the Company received $0 refundable tax credit. During the first quarter of 2023, the Company received a refundable tax credit of $0.5 million, which reduced prepaid expenses and other current assets by $0.5 million as of March 31, 2023.
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Long-term Italian research and development refundable tax credit	$4,074	$4,993
VAT receivable	5,354	3,463
Equity investments in Lighthouse Pharmaceuticals, Inc.	78	78
Assets held for sale	—	10
Total other assets	$9,506	$8,544
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer equipment	$38	$36
Computer Software	30	30
Lab equipment	534	486
Leasehold improvement	36	36
Office furniture	237	153
Less: accumulated amortization and depreciation	(667)	(507)
Property and equipment, net	$208	$234
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Personnel expenses	$2,301	$2,340
Research and development expenses	1,063	564
Professional fees	140	211
Current portion of operating lease liabilities	101	64
Other	198	257
Total accrued expenses and other current liabilities	$3,803	$3,436

Table of Content
For the nine months ended September 30, 2024 and 2023, the severance accrual activity were as follows (in thousands):

	2024	2023
Beginning accrued severance	$341	$—
Incurred during the period	41	770
Severance paid during the period	(382)	(309)
Ending accrued severance	$—	$461
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
On August 4, 2023, the Company entered into a transition and separation agreement with Karen Smith, M.D., Ph.D., (the “Separation Agreement”) in connection with Dr. Smith’s transition and departure from the Company as the Company's Chief Medical Officer, effective as of September 1, 2023. Pursuant to the Separation Agreement, the Company is required to pay cash severance, equal to her annual salary, in the aggregate amount of $0.5 million, of which $0.3 million was paid during the nine months ended September 30, 2024. The severance is to be paid on regular payroll schedule through the third quarter of 2024. Additionally, pursuant to the Separation Agreement, the Company paid an additional cash bonus severance payment equal to 100% of Dr. Smith’s target annual bonus opportunity for 2023 on a prorated basis, an additional cash severance payment equal to 12 months’ of the monthly premiums for health care continuation benefits, and provided for 50% accelerated vesting with respect to Dr. Smith’s equity award. The acceleration of 612,141 options and 54,757 RSAs resulted in a stock-based compensation expense of approximately $0.1 million that was recorded in 2023.
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
In January 2024, the above-mentioned Lease Agreement for the office space in Medolla was renegotiated. The new Lease Agreement includes an additional space and commenced on February 1, 2024, and will end on January 31, 2036, substituting the Lease Agreement commenced in June 2018. The Company recorded an additional $0.2 million of operating lease right of use asset and liability during the nine months ended September 30, 2024.
The Company recognizes lease expense on a straight-line basis over the term of its operating lease. During the nine months ended September 30, 2024 and 2023, the Company recorded rent expense of $0.1 million.

Table of Content
Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	September 30, 2024	December 31, 2023
Assets:
Operating lease right of use asset, net	$559	$385
Liabilities:
Short-term operating lease liability	101	64
Long-term operating lease liability	450	321
Total lease liabilities	$551	$385

Other information:
Weighted average remaining lease term	4.9 years	5.4 years
Weighted average discount rate	9.11%	7.95%
Future minimum lease payments under lease agreements as of September 30, 2024, were as follows (in thousands):

Fiscal Year
2024 (remainder of the year)	$35
2025	140
2026	136
2027	130
2028 and thereafter	214
Total lease payments	655
Less: imputed interest	(104)
Total remaining lease liability	$551
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
Note 8. Stock-Based Compensation
The Company operates three stock plans as of September 30, 2024:
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

Table of Content
The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of September 30, 2024, the maximum aggregate number of shares that may be issued under the 2019 Plan is 11,755,418 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.
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
As of September 30, 2024, the Company had 2,288,074 shares available for future issuance under the Quince 2019 Plan.
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
Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2023	4,267,178	$5.00	8.85	$197
Options granted	3,602,500	1.26	—	—
Options exercised	(155,311)	0.93	—	65
Options cancelled / forfeited	(165,861)	13.06	—	—
Balance as of September 30, 2024	7,548,506	$3.12	8.72	$5
Options vested and expected to vest as of September 30, 2024	7,548,506	3.12	8.72	5
Options exercisable as of September 30, 2024	2,062,912	$7.86	7.76	$—
For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $0.7 million and $2.2 million, respectively, related to options granted to employees and non-employees. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $0.6 million and $2.0 million, respectively, related to options granted to employees and non-employees.
The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2024, total unamortized employee stock-based compensation was $5.5 million, which is expected to be recognized over the remaining estimated vesting period of 2.74 years.

Table of Content
Restricted Stock Units (“RSUs”)
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a 2 – 4 year period.
The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	1,488	$4.30
RSUs granted	—	—
RSUs vested	(1,488)	4.30
RSUs cancelled	—	—
Unvested - September 30, 2024	—	$—
The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years.
For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $0 and $4.4 thousand, respectively, related to these RSUs. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $6.4 thousand and $37.5 thousand respectively, related to these RSUs. As of September 30, 2024, total unamortized stock-based compensation related to RSUs was $0.
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
As of September 30, 2024, the Company had 246,797 shares available for future issuance under the 2019 Novosteo Plan.

Table of Content
Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2023	310,431	$0.55	8.23	$155
Options granted	—	—	—	—
Options exercised	(146,592)	0.55	—	94
Options cancelled / forfeited	—	—	—	—
Balance as of September 30, 2024	163,839	$0.55	7.48	$37
Options vested and expected to vest as of September 30, 2024	163,839	0.55	7.48	37
Options exercisable as of September 30, 2024	47,426	$0.55	7.48	$11
For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $48.7 thousand and $145.6 thousand, respectively, related to options granted to employees and non-employees for the 2019 Novosteo Plan. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $96.0 thousand and $226.0 thousand, respectively, related to options granted to employees and non-employees for the 2019 Novosteo Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2024, total unamortized employee stock-based compensation was $288.1 thousand, which is expected to be recognized over the remaining estimated vesting period of 1.48 years.
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
Restricted Stock Awards

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	175,763	$3.30
RSAs granted	—	—
RSAs vested	(73,010)	3.30
RSAs cancelled	—	—
Unvested - September 30, 2024	102,753	$3.30
For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to restricted stock awards. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2024, total unamortized employee stock-based compensation was $0.3 million, which is expected to be recognized over the remaining estimated vesting period of 0.99 years.

Table of Content
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
As of September 30, 2024, the Company had 1,666,694 shares available for future issuance under the 2022 Inducement Plan.
Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2023	2,333,306	$2.98	8.40	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of September 30, 2024	2,333,306	$2.98	7.65	—
Options vested and expected to vest as of September 30, 2024	2,333,306	2.98	7.65	—
Options exercisable as of September 30, 2024	1,361,094	$2.98	7.65	—
For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $0.3 million and $1.0 million, respectively, related to options granted to employees for the 2022 Inducement Plan. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense of $0.4 million and $1.5 million, respectively, related to options granted to employees for the 2022 Inducement Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of September 30, 2024, total unamortized employee stock-based compensation was $2.2 million, which is expected to be recognized over the remaining estimated vesting period of 1.64 years.
Stock-Based Compensation Expense
The following table summarizes employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

Table of Content

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expense	$786	$945	$3,096	$3,014
Research and development expense	338	386	525	1,120
Total stock-based compensation	$1,124	$1,331	$3,621	$4,134
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
Note 9. Long-term Debt
In connection with the acquisition of EryDel on October 20, 2023, the Company assumed an unsecured line of credit between EryDel and the European Investment Bank (the "EIB Loan"). The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to the Company’s business and capitalization. As of September 30, 2024, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment dates specified in the relevant Disbursement Offer. The first Repayment Date of tranche C shall fall not earlier than twelve months from the Disbursement Date of such tranche. The last Repayment Date of tranche C and tranche D shall fall not later than 5 years from the Disbursement Date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and is payable on the maturity date for each Tranche. The fixed rates range from 7.0% to 9.0% per annum. As of September 30, 2024, principal of 10.0 million euros ($11.2 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the condensed consolidated balance sheet at fair value with imputed interest of 9.0% included.
The Debt Agreement requires the Company to maintain a minimum cash balance of 14.65 million euros ($16.4 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full (the “Minimum Cash Covenant”) . Furthermore, the Company may at any time voluntarily prepay, in whole or in part, together with certain fees as set forth in the Debt Agreement, the outstanding obligations under the Debt Agreement. In the event of a default or a change in control, as specified in the Debt Agreement, EIB may, subject to certain grace periods, accelerate the outstanding obligations under the EIB Loan.
In November 2024, the Company entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, the Company agreed to convert 2% of the total 9% deferred interest on Tranches A and B to be payable quarterly, with the first payment due on March 31, 2025, and a one-time fee of 20,000 euros in connection with the Amendment.

Table of Content
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
The Company elected to account for the EIB Loan at fair value, which requires the EIB Loan to be recorded at fair value at issuance and at the end of each reporting period. Gains or losses upon remeasurement are to be recorded in other expense, net in the condensed consolidated statements of operations and comprehensive income. The Company presents separately in other comprehensive income the portion of the total change in the fair value of the EIB Loan that results from a change in instrument-specific credit risk. The EIB Loan’s fair value at the date it was assumed adjusted its carrying value based on using a discounted cash flow analysis with a discount rate based on a yield curve that was adjusted for credit rating. The change in fair value as of September 30, 2024 was determined using a discounted cash flow analysis discounted at the market yield. The significant inputs used to measure the market yield as of September 30, 2024 relative to the date the EIB Loan was assumed was the change in credit quality of the Company, the change in credit spreads for comparable debt instruments, and the change in the risk-free rate. As of September 30, 2024, the fair value of the EIB Loan is $14.9 million, which includes a fair value adjustment of $1.3 million and foreign currency translation of $0.2 million during the nine months ended September 30, 2024.
Future minimum principal payments, as of September 30, 2024 are as follows (in thousands):

Quarter ended September 30, 2024	Amount
2024	$—
2025	—
2026	11,190
2027 and thereafter	—
Total future payments	11,190
Imputed interest and fair value adjustments	3,709
Total Debt as of September 30, 2024	$14,899
Note 10. Income Taxes
The Company recorded $13.0 thousand and $80.0 thousand of tax expense for the three and nine months ended September 30, 2024, respectively, primarily related to foreign withholding tax and interest on the uncertain tax position liability.
The Company has a history of losses and expects to incur a loss for 2024. The Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.

Table of Content
Note 11. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,492)	$(5,351)	$(44,370)	$(22,491)
Denominator:
Weighted average common shares outstanding	43,164,136	36,073,040	43,090,632	35,941,234
Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(1.03)	$(0.63)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2024	2023
Stock options issued and outstanding	10,045,651	7,469,163
Restricted stock units	—	2,975
Restricted stock awards	102,753	200,099
Total	10,148,404	7,672,237
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
The fair value of the Company’s common stock was determined based on the closing market price of the Company’s common stock of $0.989 per share on the acquisition date. The aggregate stock consideration consists of 6,525,315 shares of Company’s common stock issued at closing and 725,037 shares of common stock (the “Indemnity Holdback Shares”) were withheld by the Company until October 2024 for general representations and warranties. The Company has included the total fair value of the stock consideration within additional-paid-in capital and common stock.

Table of Content
In October 2024, upon the first anniversary of the closing of the EryDel Acquisition (the “Holdback Release Date”), and in accordance with the purchase agreement entered into in connection with EryDel Acquisition, the Indemnity Holdback Shares were released to the EryDel shareholders. As of the Holdback Release Date, no indemnification claims were made by the Company. No further stock consideration is available for issuance and no additional shares will be issued in connection with the EryDel Acquisition.
The contingent consideration arrangement requires the Company to pay $485.0 million of additional consideration in cash, comprised of up to $5.0 million upon the enrollment of the first patient in the Phase 3 NEAT clinical trial, which was paid in the third quarter of 2024, $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified on market and sales milestones. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach are as follows: 15% discount rate, probability of achievement, 0% to 100%, each of the milestones and future revenues from commercialization over the contingent consideration period. No contingent consideration is payable unless and until the milestones are achieved. The fair value of each milestone after the acquisition is reassessed, with the subsequent change in fair value recorded in the Company’s consolidated statements of operations and comprehensive loss.
During the three months ended June 30, 2024, the Company enrolled the first patient in the Phase 3 NEAT clinical trial. During the three months ended September 30, 2024, the Company paid the cash milestone payment of $5 million to the former EryDel shareholders in accordance with the purchase agreement entered into in connection with EryDel Acquisition.
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

Table of Content
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
Note 13. Intangible Assets
EryDel Intangible Assets
The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

September 30, 2024
In-process research and development:
Balance as of December 31, 2023	$63,197
Impairment charge	—
Foreign currency translation adjustments	867
Balance as of September 30, 2024	$64,064

Table of Content
The following table provides details of the carrying amount of the Company's finite-lived intangible asset (in thousands, except useful life):

		As of September 30, 2024			As of December 31, 2023
	Useful life	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite life intangible assets:
Trade name	21 years	$460	$(22)	$438	$460	$(4)	$456
Impairment charge				—			—
Foreign currency translation adjustments				26			19
Total				$464			$475
The Company performs annual impairment reviews of its intangible assets during the fourth fiscal quarter or more frequently if appropriate. As of September 30, 2024, the Company did not incur any impairment losses related to its EryDel intangible assets.
Novosteo Intangible Assets
In January 2023, the Company decided to abandon internal development of NOV004 and pursue out-licensing opportunities. As a result, several of the assumptions used in determining the initial fair value have changed including discount rate and expected cash flows and thus triggered the need for an interim impairment assessment as required under ASC 350. And so, the Company performed a fair value assessment of the Intellectual Property as of March 31, 2023, and based upon this assessment, the fair value was determined to be significantly below its carrying value and resulted in an asset impairment charge of $5.9 million during the nine months ended September 30, 2023.
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
Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall Company performance and events directly affecting the Company. It was noted during the assessment that the Company's market capitalization was significantly below its carrying value and a further quantitative analysis was conducted to determine to the extent, if any, the Company's carrying value exceeded its fair value as of June 30, 2024. The quantitative analysis used fair value based on market capitalization adjusted for control premium based on market comparable transactions. This quantitative analysis resulted in the Company's fair value being significantly below its carrying value, resulting in a non-cash goodwill impairment charge of $17.1 million being recorded during the nine months ended September 30, 2024.
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2023	$17,625
Impairment charge	(17,130)
Foreign currency translation adjustments	(495)
Balance as of September 30, 2024	$—

Table of Content
Note 14. Subsequent Events
On the Holdback Release Date, and in accordance with the purchase agreement entered into, the Indemnity Holdback Shares were released to the EryDel shareholders. As of the Holdback Release Date, no indemnification claims were made by the Company. No further stock consideration is available for issuance and no additional shares will be issued in connection with the EryDel Acquisition.
In November 2024, the Company entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, the Company agreed to convert 2% of the total 9% deferred interest on Tranches A and B to be payable quarterly, with the first payment due on March 31, 2025, and a one-time fee of 20,000 euros in connection with the Amendment.

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
As of November 13, 2024, 32 patients have been enrolled in the Phase 3 NEAT clinical trial of EryDex in A-T. We expect to report topline results from this trial in the fourth quarter of 2025, with a potential NDA submission in 2026, assuming positive study results.
During the third quarter of 2024, and in accordance with the EryDel Purchase Agreement, we paid the former EryDel shareholders a cash milestone payment of $5 million related to the initiation of the Phase 3 clinical trial of EryDex in A-T. Additionally, on October 20, 2024, in accordance with the EryDel Purchase Agreement, no indemnification claim against the EryDel Shareholders had been made by the Company and all 725,037 Indemnity Holdback Shares were released to the former EryDel shareholders. No additional shares are required to be issued in connection with the EryDel Acquisition.
We also completed a patient sizing project with third-party analysis from IQVIA Medical Claims (Dx), PharmetricsPlus (P+), and IQVIA Analytics, which confirmed that there are approximately 4,600 diagnosed patients with A-T in the U.S. Currently, there are no approved treatments for A-T and the global market, based on our internal estimates and assumptions, represents a more than $1 billion peak commercial opportunity. We believe this could allow EryDex to demonstrate the clinical benefit and commercial potential of our AIDE technology.
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

Table of Content
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

Table of Content
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
We selected Duchenne muscular dystrophy (DMD) as our second development program. We consider DMD an ideal indication for EryDex as corticosteroids are the standard of care for this rare disease, but its utility is limited by significant chronic toxicity due to adrenal suppression. As a result, corticosteroid treatment in patients with DMD is commonly interrupted during adolescence due to interference with sexual maturation and delayed puberty. As a next step, we intend to focus on generating a Phase 2 clinical trial designed to evaluate EryDex for the potential treatment of patients with DMD, including those with corticosteroid intolerance who represent the majority of the DMD population. We plan to initiate a DMD Phase 2 study in 2025, which we plan to conduct utilizing capital efficient study approaches.
We also completed an initial assessment of other potential indications for EryDex where chronic corticosteroid treatment is – or has the potential to become – a standard of care if there were not corticosteroid-related safety concerns. This evaluation process spanned across ataxia, neuromuscular, hematology, cancer, and autoimmune disease indications with a focus on rare diseases. The prioritized list of other potential rare disease targets beyond A-T and DMD includes: 1) autoimmune hepatitis, 2) dermatomyositis, 3) pemphigus vulgaris, 4) Hashimoto's encephalopathy, 5) Becker muscular dystrophy, 6) pediatric lupus, 7) juvenile idiopathic arthritis, 8) myasthenia gravis, 9) limb-girdle muscular dystrophy, 10) chronic inflammatory demyelinating polyradiculoneuropathy, and 11) pulmonary sarcoidosis. To support our drug development pipeline expansion in a capital efficient structure, we would prioritize an investigator initiated clinical trial approach to evaluate EryDex for other potential rare disease indications. In addition, we intend to evaluate other potential applications of the AIDE technology platform using drugs and biologics targeted at rare and debilitating diseases to further expand our drug development pipeline.
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

Table of Content

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
Pivotal Phase 3 NEAT Clinical Trial of EryDex in Patients with A-T
We dosed the first patient with A-T in our Phase 3 NEAT clinical trial in the second quarter of 2024. As of November 13, 2024, we have enrolled 32 patients. NEAT is an international, multi-center, randomized, double-blind, placebo-controlled study to evaluate the neurological effects of EryDex in patients with A-T. To date, we have enrolled seven patients with A-T in the NEAT clinical trial across clinical sites in the U.S., U.K., and European Union and expect NEAT site activation and patient screenings to accelerate over the next quarter. We plan to enroll approximately 86 patients with A-T ages six to nine years old randomized (1:1) between EryDex or placebo, and approximately 20 patients with A-T ages 10 years or older. Participants who complete the full treatment period, complete the study assessments, and provide informed consent

Table of Content
will be eligible to transition to an open label extension program after trial completion. The primary efficacy endpoint for the NEAT clinical trial will be measured by the change from baseline to last visit completion in RmICARS.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. Actual results may differ from these estimates under different assumptions or conditions. There were no material changes to our critical accounting policies in the three months ended September 30, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K.
Results of Operations
Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023
The following sets forth our results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$4,916	$1,431	$3,485	244%
General and administrative	3,630	4,663	(1,033)	(22)%
Fair value adjustment for contingent consideration	(2,683)	—	(2,683)	100%
Total operating expenses	5,863	6,094	(231)	(4)%
Loss from operations	(5,863)	(6,094)	231	(4)%
Fair value adjustment for long-term debt	(449)	—	(449)	100%
Interest income	683	959	(276)	(29)%
Other income (expense), net	150	(216)	366	(169)%
Net loss before income tax benefit	(5,479)	(5,351)	(128)	2%
Income tax (expense) benefit	(13)	—	(13)	100%
Net loss	$(5,492)	$(5,351)	$(141)	3%

Table of Content
Research and Development Expenses (in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Direct research and development expenses:
EryDex	$3,210	$—	$3,210	100%
Other direct research costs	—	17	(17)	(100)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	1,572	1,311	261	20%
Facilities and other research and development expenses	134	103	31	30%
Total research and development expenses	$4,916	$1,431	$3,485	244%
Research and development expenses were $4.9 million for the three months ended September 30, 2024, compared to $1.4 million for the three months ended September 30, 2023, an increase of $3.5 million.
The costs for EryDex development increased by $3.2 million in the three months ended September 30, 2024 compared to the same period from the prior year due to the initiation of the Phase 3 NEAT clinical trial. This increase was primarily due to clinical trial costs of $2.9 million and $0.3 million manufacturing costs.
Our personnel related costs increased by $0.3 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, mainly as a result of an increase in personnel related expenses due to higher employee headcount compared to September 30, 2023.
Facilities and other research and development expenses increased by $31.0 thousand for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 primarily due to an increase in rent and facilities expenses.
General and Administrative Expenses
General and administrative expenses decreased by $1.03 million to $3.63 million for the three months ended September 30, 2024, from $4.66 million for the three months ended September 30, 2023. The decrease in general and administrative expenses is primarily due to a decrease of $0.9 million in consulting and professional fees, $0.5 million decrease in legal fees, and $0.1 million decrease in corporate insurance. These decreases were partially offset by an increase of $0.1 million in personnel related expenses, $0.1 million increase in audit and tax fees, $0.1 million increase in commercial and new product planning expenses, and $0.1 million increase in other professional and administrative expenses year over year.
Fair Value Adjustment for Contingent Consideration
For the three months ended September 30, 2024, we recorded a fair value adjustment for contingent consideration which resulted in a $2.7 million charge primarily due to the passage of time related to the contingent consideration earnouts resulting from the EryDel Acquisition and achieving and paying the first milestone after dosing the first patient in our Phase 3 NEAT clinical trial.
Fair Value Adjustment for Long-term Debt
For the three months ended September 30, 2024, we recorded a fair value adjustment for long-term debt which resulted in a $0.4 million charge primarily due to the passage of time and the interest accrued for the loan with the EIB.
Interest Income
Interest income decreased by $276.0 thousand for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The change was due to a decreased yields on our investment portfolio which and decreased average balances.

Table of Content
Other Income (Expense), net
Other income (expense), net increased by $0.4 million for the three months ended September 30, 2024 primarily due to $0.3 million unrealized gains resulting from changes in foreign exchange rates.
Income Tax
We recorded tax expense of $13.0 thousand for the three months ended September 30, 2024, primarily related to foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.
Results of Operations
Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023
The following sets forth our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands, except for percentages):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$12,765	$6,013	$6,752	112%
General and administrative	13,296	12,786	510	4%
Goodwill impairment charge	17,130	—	17,130	100%
Intangible asset impairment charge	—	5,900	(5,900)	100%
Fair value adjustment for contingent consideration	2,082	—	2,082	100%
Total operating expenses	45,273	24,699	20,574	83%
Loss from operations	(45,273)	(24,699)	(20,574)	83%
Fair value adjustment for long-term debt	(1,252)	—	(1,252)	100%
Interest income	2,393	2,464	(71)	(3)%
Other income (expense), net	(158)	(504)	346	(69)%
Net loss before income tax benefit	(44,290)	(22,739)	(21,551)	95%
Income tax (expense) benefit	(80)	248	(328)	(132)%
Net loss	$(44,370)	$(22,491)	$(21,879)	97%
Research and Development Expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Direct research and development expenses:
EryDex	$8,916	$—	$8,916	100%
NOV004	—	2,013	(2,013)	(100)%
Other direct research costs	117	209	(92)	(44)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	3,303	3,405	(102)	(3)%
Facilities and other research and development expenses	429	386	43	11%
Total research and development expenses	$12,765	$6,013	$6,752	112%
Research and development expenses were $12.8 million for the nine months ended September 30, 2024, compared to $6.0 million for the nine months ended September 30, 2023, an increase of $6.8 million.

Table of Content
The costs for EryDex development increased by $8.9 million compared to the same period from the prior year due to the start-up and ramping up costs related to our Phase 3 NEAT clinical trial. This increase was primarily due to clinical trial costs of $8.1 million and $0.8 million in manufacturing costs.

After the decision made on January 30, 2023 to discontinue internal development of NOV004 and following the termination of the License Agreement with PRF on October 31, 2023, we have not and do not expect to incur any NOV004 costs in 2024.
Our personnel related costs decreased by $0.1 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, mainly as a result of a $0.6 million decrease in allocated stock-based compensation costs, offset by a $0.5 million increase in personnel related expenses.
Facilities and other research and development expenses increased by $43.0 thousand for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 primarily due to an increase in rent and facilities expenses.
General and Administrative Expenses
General and administrative expenses increased by $0.5 million to $13.3 million for the nine months ended September 30, 2024, from $12.8 million for the nine months ended September 30, 2023. The increase in general and administrative expenses is primarily due to an increase of $1.9 million in personnel related expenses, $0.2 million increase in commercial and new product planning expenses, $0.2 million increase in audit and tax fees, and $0.6 million increase in other professional and administrative expenses year over year. These increases were partially offset by a decrease of 1.5 million in legal fees, $0.7 million in consulting and professional fees expenses, and $0.2 million in corporate insurance expenses.
Fair Value Adjustment for Contingent Consideration
For the nine months ended September 30, 2024, we recorded a fair value adjustment for contingent consideration which resulted in a $2.1 million charge primarily due to the passage of time related to the contingent consideration earnouts resulting from the EryDel Acquisition and achieving and paying the first milestone after dosing the first patient in our Phase 3 NEAT clinical trial.
Fair Value Adjustment for Long-term Debt
For the nine months ended September 30, 2024, we recorded a fair value adjustment for long-term debt which resulted in a $1.3 million charge primarily due to the passage of time and the interest accrued for the loan with the EIB.
Goodwill Impairment Charge
During the nine months ended September 30, 2024, we conducted an impairment analysis of our goodwill that resulted from the acquisition of EryDel in October 2023. That assessment included a qualitative assessment of deteriorating macro-economic conditions, including inflationary pressures and high interest rates, and the continuing decline in our market capitalization from the date of the acquisition. This qualitative assessment indicated that our goodwill was potentially impaired. To determine the extent, if any, by which our goodwill was impaired, we conducted additional quantitative analyses which resulted in our fair value being significantly below our current carrying value. As a result of the analyses, we recorded a non-cash goodwill impairment charge of $17.1 million for the nine months ended September 30, 2024.
Intangible Assets Impairment Charge
During the nine months ended September 30, 2023, we conducted an impairment analysis of our intangible asset IPR&D that resulted from the purchase of Novosteo, Inc. in May 2022. To determine the extent, if any, by which our IPR&D Intangible Asset was impaired, we conducted a quantitative analysis which resulted in our fair value being significantly below our current carrying value due to the assumptions changing as a result of the decision to hold this asset for sale in January 2023. As a result of the analyses, we recorded a non-cash intangible asset IPR&D impairment charge of $5.9 million for the nine months ended September 30, 2023.

Table of Content
Interest Income
Interest income decreased by $0.1 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The change was due to decreased yields on our investment portfolio and decreased average balances.
Other Income (Expense), net
Other income (expense), net increased by $0.3 million for the nine months ended September 30, 2024 primarily due to unrealized gains resulting from changes in foreign exchange rates.
Income Tax
We recorded tax expense of $0.1 million for the nine months ended September 30, 2024 and tax benefit of $0.2 million for the nine months ended September 30, 2023. The change is primarily related to foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.
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
To date, we have not generated any revenue and we have never been profitable. We have incurred net losses since the commencement of our operations. As of September 30, 2024, we had an accumulated deficit of $364.0 million. We incurred a net loss of $44.4 million in the nine months ended September 30, 2024. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.
To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through September 30, 2024, we received net proceeds of approximately $303.9 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.
In connection with the acquisition of EryDel on October 20, 2023, we assumed an unsecured line of credit between EryDel and the European Investment Bank (the "EIB Loan"). The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to our business and capitalization. As of September 30, 2024, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment dates specified in the relevant Disbursement Offer. The first Repayment Date of tranche C shall fall not earlier than twelve months from the Disbursement Date of such tranche. The last Repayment Date of tranche C and tranche D shall fall not later than 5 years from the Disbursement Date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and is payable on the maturity date for each Tranche. The fixed rates range from 7.0% to 9.0% per annum. As of September 30, 2024, principal of 10.0 million euros ($11.2 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the condensed consolidated balance sheet at fair value with imputed interest of 9.0% included.
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

Table of Content
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
In November 2024, the Company entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, the Company agreed to convert 2% of the total 9% deferred interest on Tranches A and B to be payable quarterly, with the first payment due on March 31, 2025, and a one-time fee of 20,000 euros in connection with the Amendment.
As of September 30, 2024, we have been in compliance with all covenants under the Debt Agreement.
As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments of $47.8 million and $75.1 million, respectively. Based on our current business plans, we believe that our existing capital resources will be sufficient to fund our projected operating requirements for at least the next twelve months from the date of the issuance of the accompanying condensed consolidated financial statements. Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, U.S government securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk. Our cash equivalents and short-term investments are held in money market funds, certificate of deposits, and government agency obligations.
We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations into the first quarter of 2026, but does not include any costs or cash expenditures associated with initiating additional programs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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

Table of Content
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
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(24,352)	$(12,214)
Investing activities	11,041	(11,148)
Financing activities	(4,775)	86
Effect of exchange rate changes on cash	9	329
Net increase in cash and cash equivalents	$(18,077)	$(22,947)
Operating Activities
Cash used in operating activities was $24.4 million for the nine months ended September 30, 2024. Cash used in operating activities was primarily due to our net loss of $44.4 million for the period, adjusted for $22.4 million of non-cash items, including $17.1 million goodwill impairment charge, $2.1 million change in the fair value of contingent consideration liabilities, $3.6 million in stock-based compensation, and a net increase in our operating assets of $2.5 million, offset by a net increase in our accounts payable, and accrued expenses and other current liabilities of $0.1 million.

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

Table of Content
Investing Activities
Cash provided by investing activities was $11.0 million for the nine months ended September 30, 2024, primarily related to the maturities of short-term investments of $100.7 million, and the purchase of investments of $89.6 million.

Cash used by investing activities was $11.1 million in the nine months ended September 30, 2023, primarily related to the purchase of investments of $95.1 million, and maturities of investments of $84.5 million.
Financing Activities

Cash used in financing activities was $4.8 million for the nine months ended September 30, 2024, which consisted of a cash milestone payment of $5 million, partially offset by proceeds of $0.2 million from the exercise of stock options in the period.

Cash provided by financing activities was $0.1 million in the nine months ended September 30, 2023, which consisted of net proceeds from the exercise of stock options in the period.
Contractual Obligations and Commitments
Except as discussed below, there have been no material changes to our contractual obligations and other commitments as of September 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K.
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.
We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $1.5 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of September 30, 2024. We have approximately $27.5 million in cancellable future operating expense commitments based on existing contracts as of September 30, 2024. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. As of September 30, 2024, the fair value of the EIB loan is $14.9 million and it is recorded as long-term debt on the condensed consolidated balance sheet at fair value. As of September 30, 2024, the fair value of long-term contingent consideration on our books for the earnout related to the EryDel Acquisition is $54.8 million, refer to Note 3 to the condensed consolidated financial statements for further details.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Table of Content
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have and may be required to make additional milestone payments to EryDel shareholders or pursuant to the EIB Facility in connection with our commercialization of EryDex, which could adversely affect the overall profitability of EryDex, if approved.
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
•The terms of the EIB Facility place restrictions on our operating and financial flexibility.

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
•We have in the past and may in the future fail to meet the requirements for continued listing on Nasdaq. If we fail to maintain compliance with the minimum listing requirements, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
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
We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.*
We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the quarters ended September 30, 2024 and 2023, our net losses were $5.5 million and $5.4 million, respectively. We had an accumulated deficit of $364.0 million as of September 30, 2024.
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
We have and may be required to make milestone payments to the EryDel shareholders or pursuant to the EIB Facility in connection with our development and commercialization of EryDex, which could adversely affect the overall profitability of EryDex, if approved.*
In connection with the EryDel Acquisition, we have and may be required to make additional payments to EryDel shareholders of up to an aggregate of $485.0 million in potential cash payments, comprised of up to $5.0 million upon the achievement of a specified development milestone, which was achieved in the second quarter of 2024, $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified on market and sales milestones, with no royalties paid to EryDel. These milestone obligations could impose substantial additional costs on us, divert resources from other aspects of our business, and adversely affect the overall profitability of EryDex, if approved. We may need to obtain additional financing to satisfy these milestone payments, and cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all. During the three months ended June 30, 2024, we enrolled the first patient in the Phase 3 NEAT clinical trial. Within 45 days of the achievement of the milestones, we notified the former EryDel shareholders of this achievement. Additionally, within 30 days of the notification, we paid the cash milestone payment of $5 million to the former EryDel shareholders in accordance with the purchase agreement entered into in connection with EryDel Acquisition. We owe no further payments to EryDel shareholders for development-related milestones. The remaining potential contingent payments in connection with the EryDel Acquisition pertain to regulatory on market and sales milestones.
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
Accordingly, we will need to obtain substantial additional funding in order to fully execute on our corporate strategy. As of September 30, 2024 we had $47.8 million in cash, cash equivalents and short-term investments. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely affected, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.
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
In addition, the EIB Facility requires that we meet certain reporting and operating covenants, including an obligation to maintain a certain minimum unrestricted balance of cash or cash equivalents. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. Subject to grace periods commencing when the borrower learns of the occurrence of a breach, a breach of these covenants would give EIB the option to exercise remedies including to accelerate the outstanding balance under the EIB Facility.
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

Table of Content
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

Table of Content
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

Table of Content
•inability to retain enrolled patients after a clinical trial is underway; and
•enrollment may be delayed or interrupted or patients may drop out of clinical trials due to or the fear of natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods, or monsoons, public health crises, such as pandemics and epidemics, political crisis, such as terrorism, war, political instability or other conflict, cyberattacks, or other events outside of our control occurring at or around our clinical trials sites in the United States or Europe.
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

Table of Content
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
Reliance on third-party manufacturers entails additional risks, such as the possible breach of the manufacturing agreement by the third party, the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us and reliance on the third party for regulatory compliance, quality assurance, safety and related reporting. Third-party manufacturers may not be able to comply with GMP regulations or similar regulatory requirements outside the United States.
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
We currently partially manufacture our Red Cell Loader machines and EryKit in our facility in Medolla, Italy. We and our third-party manufacturers are subject to ongoing regulation and periodic inspection by the FDA competent authorities of EU Member States and other regulatory bodies to ensure compliance with GMP, as part of our clinical trials. Any failure to follow and document our or their adherence to such GMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical trials, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our products.
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
In addition, the manufacturing process for any drug candidates is subject to FDA and foreign regulatory requirements, and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements, including complying with GMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce drug candidates in accordance with the requirements of the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such future drug candidates. Even if we obtain regulatory approval for any of our drug candidates, there is no assurance that either we or our third-party contract manufacturers will be able to manufacture the approved drug in accordance with the requirements of the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the drug, or to meet potential future demand. Moreover, we, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities, to monitor and ensure compliance with GMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with GMP regulations. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party

Table of Content
vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.
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

Table of Content
Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to GMPs regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We also are required to register our establishments and list our products with the FDA and certain state agencies. We and any third party manufacturers or suppliers must continually adhere to federal regulations setting forth GMP (for drugs) and QSR (for medical devices), and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. In complying with GMP and foreign regulatory requirements, we and any of our third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that our products meet applicable specifications and other requirements. QSR requirements also impose extensive testing, control and documentation requirements. State regulatory authorities and the regulatory agencies of other countries have similar requirements. In addition, we will be required to comply with regulatory requirements of the FDA, state regulatory agencies and the regulatory agencies of other countries concerning the reporting of AEs and device malfunctions, corrections and removals (e.g., recalls), promotion and advertising and general prohibitions against the manufacture and distribution of adulterated and misbranded devices.
Failure to comply with these regulatory requirements could result in enforcement actions, including, but not limited to, significant civil fines, product seizures, injunctions and/or criminal prosecution of responsible individuals and us. Any such actions would have a material adverse effect on our business, financial condition and results of operations.
Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to GMPs regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any NDA or comparable foreign application. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
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

Table of Content
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

Table of Content
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
We are subject to substantial government regulation that is subject to change and could force us to make modifications to how we develop, manufacture, market, and price our products in the future.*
The medical device industry is regulated extensively by governmental authorities, principally the FDA in the U.S. and corresponding state and foreign regulatory authorities. The majority of our manufacturing processes are required to comply with quality systems regulations, including GMP requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Failure to comply with applicable medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA or comparable foreign regulatory authorities and notified bodies to grant pre-market clearances or approvals for our products or issue CE Certificated of Conformity in the EU, withdrawals, or suspensions of future or current clearances or approvals and criminal prosecution.
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
In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on GMP and in a GMP licensed facility, which can be subject to GMP inspections.
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
•our ability to maintain compliance with Nasdaq minimum listing requirements;
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

Table of Content
We have in the past and may in the future fail to meet the requirements for continued listing on Nasdaq. If we fail to maintain compliance with the minimum listing requirements, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.*
Our common stock currently trades on the Nasdaq. The Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. For example, Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.
On June 20, 2024, we received written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq (the “Nasdaq Listing Department”) notifying us that, based on the closing bid price of our common stock for the last 34 consecutive trading days, we no longer comply with the Minimum Bid Price Requirement The 2024 Notice had no immediate effect on the listing of our common stock on The Nasdaq Global Select Market. Pursuant to the Nasdaq Listing Rules, we have been provided an initial compliance period of 180 calendar days from the Notice to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to December 17, 2024, and we must otherwise satisfy The Nasdaq Global Select Market’s requirements for listing. On November 12, 2024, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 10 consecutive business days, from October 29, 2024, through November 11, 2024, the closing bid price of the Company’s common stock was $1.00 per share or greater. Accordingly, the written notice stated that the Company has regained compliance with the minimum bid price listing requirement set forth under the Rule and that the matter was now closed.
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
•prohibiting cumulative voting in the election of directors;

Table of Content
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

Table of Content
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

Table of Content
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
In November 2024, the Company entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, the Company agreed to convert 2% of the total 9% deferred interest on Tranches A and B to be payable quarterly, with the first payment due on March 31, 2025, and a one-time fee of 20,000 euros in connection with the Amendment.

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

Quince Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer and Chief Medical Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Brendan Hannah
Brendan Hannah
Chief Business Officer, Chief Operating Officer, and Chief Compliance Officer
(Principal Financial Officer)