Form 10-K
period 2024-12-31
Quince Therapeutics, Inc.
filed 2025-03-24
CIK 1662774

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $23.2 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 28, 2024 of $0.7500 per share.
As of March 13, 2025, the registrant had 44,001,643 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Table of Content
i

Table of Content
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
•future research and development activities, including the scope, success, cost and timing of any future development activities, preclinical studies and clinical trials, including clinical trials of eDSP or other pipeline compounds we advance through the drug development process;
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
•the ability of any future clinical trials to demonstrate safety and efficacy of eDSP and other drug candidates, and other positive results;
•our financial performance;
•our ability to continue as a going concern, the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•our expectations related to the use of our available cash;
•our ability to service our debt obligations and maintain compliance with associated covenants;
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
•our ability to obtain and maintain CE Certificates of conformity for the medical device components of our eDSP System in accordance with applicable legislation governing medical devices;
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

Table of Content
Summary of Risk Factors
We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. Some of these risks are:
•We are substantially dependent on the success of our lead drug candidate, eDSP. The Phase 3 NEAT clinical trial of eDSP for A-T is being conducted under a protocol negotiated with FDA by EryDel and our execution of the trial may be slowed, may not be successful, and may not result in NDA approval, with adverse results for our business and share price.
•We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.
•There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, to finance our operations and to develop and evaluate current and future drug candidates. If we are unable to raise this additional capital when needed or on acceptable terms, we may be forced to delay, limit, reduce, terminate or eliminate our drug development programs or other operations.
•We have and may be required to make additional milestone payments to (i) EryDel shareholders pursuant to the terms of the EryDel Acquisition or (ii) additional remuneration payments to EIB pursuant to the EIB Loan in connection with our commercialization of eDSP, which could adversely affect the overall profitability of eDSP, if approved.
•Clinical drug development is a lengthy, expensive and uncertain process. Results in preclinical studies and earlier clinical trials may not be indicative of future results, which may delay or prevent obtaining regulatory approval. Any drug candidate that we may advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval on a timely basis or at all.
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
•The terms of the EIB Loan place restrictions on our operating and financial flexibility.
•We cannot be certain that the FDA or foreign regulatory authorities will permit us to proceed with any current or future proposed clinical trial designs or to move directly to Phase 2 clinical trials in additional indications. Our drug candidates may not receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.
•Clinical trials of our drug candidates have in the past been put on clinical holds by, and failed to demonstrate safety and efficacy to the satisfaction of, the FDA, and if any future clinical trials of our drug candidates are put on clinical holds by, or fail to demonstrate safety and efficacy to the satisfaction of, the FDA, the EMA, and the European Commission, or similar regulatory authorities outside the United States, or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
•We currently rely and expect to continue to rely on third parties to conduct some of our preclinical studies and clinical trials and some aspects of our research and preclinical testing and on third-party contract

Table of Content
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
•Our stockholders may realize little or no value from the divestiture of our legacy assets, and as a result our stock price may decline, we could be subject to litigation, and our business may be adversely affected.
•We have in the past and may in the future fail to meet the requirements for continued listing on Nasdaq. If we fail to maintain compliance with the minimum listing requirements, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
v

Table of Content
DEFINED TERMS
Unless the context requires otherwise, references to “Quince,” “the Company,” “we,” “us,” or “our” in this Annual Report on Form 10-K refer to Quince Therapeutics, Inc. and its consolidated subsidiaries. We also have used several other terms in this Annual Report on Form 10-K, most of which are explained or defined below.

Abbreviated Term	Defined Term

2017 Tax Act	Tax Cuts and Jobs Act of 2017
3PLs	Third-party Logistics Providers
AE	Adverse Event
AIA	Leahy-Smith America Invents Act
AIDE	Autologous Intracellular Drug Encapsulation
ANDA	Abbreviated New Drug Application
ARB	Angiotensin Receptor Blockers
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
A-T	Ataxia-Telangiectasia
ATTeST	Ataxia Telangiectasia Trial with the eDSP System
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
C-GIC	Clinical Global Impression of Change
Cmax	The highest (peak) concentration of a drug in the bloodstream or other part of the body after drug administration
CMC	Chemistry Manufacturing Controls
CMO	Contract Manufacturing Organization
CMS	Center for Medicare and Medicaid Services
the Code	Internal Revenue Code of 1986, as amended
COSO framework	Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease
CPA	Certified Public Accountant
Credits	Tax credits
CRO	Contract Research Organization
CTA	Clinical Trial Application
CTR	European Union pharmaceutical legislation known as the Clinical Trials Regulation
Debt Agreement	Unsecured line of credit agreement between EryDel and the European Investment Bank, which the Company guaranteed on October 20, 2023 in connection with the EryDel Acquisition
DMD	Duchenne muscular dystrophy
DOJ	United States Department of Justice
DSMB	Data Safety Monitoring Board
DSP	Dexamethasone Sodium Phosphate
EC	European Commission
EMA	European Medicines Agency
EryDel	Quince Therapeutics, S.p.A (previously named EryDel S.p.A.)
eDSP	Encapsulated dexamethasone sodium phosphate encapsulated in patient's own red blood cells (previously referred to as EryDex)

Table of Content

eDSP System	Automated combination product to encapsulate dexamethasone sodium phosphate in red blood cells
EIB	European Investment Bank
EU	European Union
EIB Loan	Unsecured line of credit between EryDel and the European Investment Bank
Treatment Kit	Sterile, single-use kit component of the eDSP System
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	Foreign Assets Controls, the United States Foreign Corrupt Practices Act of 1977
FDA	United States Food and Drug Administration
GAAP	generally accepted accounting principles in the United States
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
HHS	United States Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
HPA	Hypothalamic-Pituitary-Adrenal (HPA) Axis
HTA	Health Technology Assessment
ICARS	International Cooperative Ataxia Rating Scale
IND	Investigational New Drug
IPO	Initial Public Offering
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
IRB	Institutional Review Board
ITT	Intent To Treat
Jefferies	Jefferies LLC
Lighthouse	Lighthouse Pharmaceuticals, Inc.
LSM	Least Square Mean
MAA	Marketing Authorization Application
MAD	Multiple Ascending Dose
MDD	Medical Devices Directive
MDR	Medical Devices Regulation 2017/745
Medicare Drug Price Negotiation Program
Program under the IRA which allows HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the “negotiated fair price” under the law

mICARS	Modified International Cooperative Ataxia Rating Scale
mITT	Modified intent-to-treat population
MHRA	United Kingdom Medicines and Healthcare Products Regulatory Agency
MPEEM	Multi-Period Excess Earnings Method
Nasdaq	The Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application
NEAT	eDSP Phase 3 Clinical Trial (Neurological Effects of eDSP on Subjects with A-T)
NIH	National Institute of Health

Table of Content

NOL	Net Operating Loss
Novosteo	Novosteo, Inc.
Novosteo Acquisition	Acquisition of Novosteo, Inc.
OLE	Open-Label Extension Clinical Trial
PCAOB	Public Company Accounting Oversight Board
PCT	Patent Cooperation Treaty
PD	Pharmacodynamic
PDMA	Prescription Drug Marketing Act
Process solutions	(Hypotonic Solutions 1& 2 and Hypertonic Solution PIGPA) sterile solutions to allow drug encapsulation and restoring the physiological osmolarity during eDSP process
PP	Per Protocol Population is all patients who enrolled into the study and fulfilled all inclusion/exclusion criteria, did not have any major protocol violations, and completed the initial treatment period of the study as planned.
PK	Pharmacokinetic
PPACA	Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010
PRF	Purdue Research Foundation
PTE	Patent Term Extension
R&D	Research and Development
RCL	Red Cell Loader, the machine that encapsulates drug into red blood cells
REMS	Risk Evaluation and Mitigation Strategies
Registrational or pivotal trial	An adequate and well-controlled trial designed to be sufficient to apply for regulatory approval of a drug candidate, although notwithstanding the Company’s design a regulatory agency may determine that further clinical studies or data are required
RmICARS	Rescored modified International Cooperative Ataxia Rating Scale
RBC	Red Blood Cell
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SAD	Single Ascending Dose
SAE	Serious Adverse Event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933
SPA	Special Protocol Assessment
Syringe Kit	Device for anticoagulated blood collection and for the sterile connection to the treatment kit
TCA	Trade and Cooperation Agreement
TEAE	Treatment-Emergent Adverse Effect
UPC	Unified Patent Court
USPTO	The United States Patent and Trademark Office
VA	Veterans Affairs

Table of Content
PART I
Item 1. Business.
Overview
We are a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology for the treatment of rare diseases. Our proprietary AIDE technology platform is an innovative drug/device combination that uses an automated process designed to encapsulate a drug into the patient’s own red blood cells. Red blood cells have several characteristics that make them an excellent vehicle for drug delivery, potentially including better safety and tolerability, enhanced tissue biodistribution, reduced immunogenicity, and prolongation of circulating half-life. Our AIDE technology is designed to harness these benefits to allow for new and improved therapeutic options for patients living with high unmet medical needs. The AIDE technology platform is believed to confer several benefits over conventional therapies and can be applied to a broad range of small or large molecule drugs and biologics. Our lead asset, eDSP, uses our AIDE technology to encapsulate DSP into a patient’s own red blood cells and is in a pivotal Phase 3 clinical trial to evaluate the treatment of a rare pediatric neurodegenerative disease, A-T. We began enrollment of the Phase 3 NEAT clinical trial of eDSP in patients with A-T in June 2024 and, as of March 24, 2025, 61 participants have been enrolled in the NEAT clinical trial and 24 participants have entered the 12-month open label extension trial study.
Strategy
We intend to focus our resources and capital toward the advancement of our proprietary AIDE technology platform and Phase 3 lead asset, eDSP.
eDSP is the first drug in development that leverages our AIDE technology and is composed of DSP encapsulated in autologous red blood cells for the treatment of A-T. DSP is a corticosteroid well-described for its anti-inflammatory properties, but is coupled with serious adverse effects, including potential long-term adverse effects due to adrenal suppression. eDSP is designed to maintain the efficacy of corticosteroids while reducing or eliminating the significant adverse effects associated with corticosteroid treatment. To date, there have been more than 7,800 infusions of eDSP in approximately 425 patients (>240 with A-T) who received at least one eDSP treatment through participation in our sponsored clinical trials or expanded access programs. 188 patients have received eDSP treatment for at least 12 months — and many for several consecutive years — without toxicities well-known to be associated with chronic corticosteroid use.
Currently, there are no approved treatments for A-T and the global market, based on our internal estimates and assumptions, represents a $1+ billion peak commercial opportunity. We believe this makes eDSP an ideal lead asset to demonstrate the clinical and commercial potential of our AIDE technology.
Our strategic priority is to complete the Phase 3 NEAT clinical trial of eDSP to evaluate its safety and efficacy for the treatment of A-T. We also plan to expand our development pipeline to include additional indications for eDSP where chronic corticosteroid treatment is or has the potential to become a standard of care. We selected DMD as our second development program. We consider DMD an excellent indication for eDSP as corticosteroids are the standard of care for this rare disease, and their utility is limited by significant toxicities. We expect to advance eDSP for DMD utilizing capital efficient study approaches and subject to receiving financial support from grant and/or opportunistic funding opportunities. We also intend to expand our development pipeline beyond A-T and DMD to target eDSP for the treatment of immunological and autoimmune focused rare disease indications, subject to additional funding.These priorities include the following activities and corporate milestones:
•Complete enrollment of our Phase 3 NEAT clinical trial in the second quarter of 2025.
•Report our Phase 3 NEAT clinical trial topline results in the fourth quarter of 2025.
•Initiate our DMD Phase 2 clinical trial in 2025, pending additional funding.
•Prepare for a U.S. NDA submission in 2026, provided we obtain positive NEAT study results.
•Prepare for a European MAA submission in 2026, provided we obtain positive NEAT study results.
•Initiate a Pediatric Investigational Plan to evaluate a younger population of patients with A-T in 2025.
•Advance U.S. commercial planning activities for eDSP for A-T.
•Select one to two additional immunological and autoimmune focused rare disease indications for eDSP.

Table of Content
•Evaluate potential strategic partnerships to out-license ex-U.S. rights for eDSP.
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
Fiscal Year 2024 Key Events
•Initiated the Phase 3 NEAT clinical trial of eDSP in A-T in June 2024 and the OLE study in December 2024.
•Selected DMD as our second development program and initiated work generating a Phase 2 clinical trial study designed to evaluate eDSP for the treatment of patients with DMD.
•Completed the evaluation process of other potential rare disease indications for eDSP beyond A-T and DMD that resulted in a prioritized list of immunological and autoimmune focused rare disease indications for potential new program development.
•Granted Fast Track designation from the FDA for our eDSP System for the treatment of patients with A-T in June 2024.
•Published efficacy and safety results from our Phase 3 ATTeST clinical trial evaluating eDSP for the treatment of A-T in medical journal The Lancet Neurology.
•Participated at notable scientific conferences, including poster presentations at the 53rd Child Neurology Society (CNS) Annual Meeting and the 2024 International Congress for Ataxia Research (ICAR), where we presented results from our Phase 3 ATTeST clinical trial.
•Completed an initial patient sizing project based on third-party analysis from IQVIA Medical Claims (Dx), PharmetricsPlus (P+), and IQVIA Analytics, which confirmed that the number of diagnosed patients with A-T in the U.S. is estimated to be to approximately 4,600.
•Established a Scientific Advisory Board (SAB) comprised of leading experts in biochemistry, neurology, immunology, hematology, pharmacology, and clinical practice who are uniquely positioned to provide us with deep insights and advice to support advancement of our drug programs.
Proprietary AIDE Technology Platform
Our proprietary AIDE technology platform is a novel and innovative drug/device combination that uses an automated process designed to encapsulate a drug into the patient’s own red blood cells. Red blood cells have several characteristics that make them a potentially ideal vehicle for drug delivery, including potentially better tolerability, enhanced tissue biodistribution, reduced immunogenicity, and prolongation of circulating half-life. Our AIDE technology is designed to harness these benefits to allow for the chronic administration of drugs that have limitations due to toxicity, poor biodistribution, suboptimal pharmacokinetics, or immune response. In this way, the flexibility of our AIDE technology is believed to confer several benefits over conventional therapies and can be applied to a broad range of small or large molecule drugs and biologics. Additionally, the AIDE technology’s use of autologous red blood cells in the encapsulation process is different from standard cell therapies, such as synthetic or engineered cells, as well as distinct from typical blood transfusions that utilize donor red blood cells for drug administration to the patient. The use of autologous blood may minimize safety risks associated with the use of donor blood and may reduce the potential immunogenic risks associated with donor cells and synthetic cell therapies.
The AIDE technology drug/device combination consists of a proprietary CE marked non-invasive automated device called the RCL, along with a sterile single-use treatment kit. The automated drug encapsulation process and treatment are designed to be completed at the point-of-care and includes a series of steps which take approximately two hours from start to finish:
•Collection of 50mL of a patient’s blood.
•Loading the patient's collected blood in the RCL using the sterile, single-use treatment kit.
•Autologous red blood cells in the RCL are swollen and their pores are “opened” using two hypotonic process solutions.

Table of Content
•Drug is added to the RCL and enters into the opened red blood cells.
•Physiological osmotic conditions are then restored by adding a hypertonic solution that “reseals” the red blood cells.
•Drug that is not encapsulated during the process is removed by extensive washing.
•Upon completion of the process, the drug encapsulated red blood cells are infused into the patient.
Our AIDE technology is the result of more than two decades of rigorous scientific research and $100 million of investment, which has resulted in innovation that creates high barriers to competitive entry. The RCL and single-use treatment kit are proprietary products and CE marked in the EU, in accordance with the MDR and MDD.
Potential Benefits of Drug Encapsulated in Patient's Own Red Blood Cells
Many efficacious drugs have limited therapeutic potential because of toxicity, while other drugs may have efficacy limitations due to biodistribution, pharmacokinetics, and pharmacodynamics. Our proprietary AIDE technology uses an automated process designed to encapsulate a drug into the patient’s own red blood cells to deliver a therapy in a potentially more effective and safer method. Autologous red blood cells have several characteristics that make them an ideal vehicle for drug delivery:
•Potential for improved biodistribution as encapsulated drug in autologous red blood cells is designed to enable the slow release of the drug from the red blood cells while circulating through various tissue beds.
•Potential for improved pharmacokinetics and pharmacodynamics, including increasing circulating half-life and optimized drug-receptor interactions. The improved pharmacokinetics and pharmacodynamics of the red blood cell encapsulated drug may significantly increase the desired therapeutic effects and improve the safety profile of the therapy.
•Potential for avoiding issues with donor compatibility associated with heterologous cells.
•Potential for the encapsulation of small or large molecules, peptides, and proteins inside autologous red blood cells to limit biodegradability and immunogenicity.
eDSP — Encapsulated Dexamethasone Sodium Phosphate

One of the first drugs we encapsulated in autologous red blood cells was DSP. DSP is a corticosteroid well-described for its anti-inflammatory properties but is also coupled with serious adverse events, including adrenal suppression. eDSP is designed to maintain the well-described efficacy of DSP while reducing or eliminating the significant adverse events that accompany chronic corticosteroid treatment. The altered biodistribution, pharmacokinetics, and pharmacodynamics of eDSP enabled by autologous red blood cells may, therefore, improve the safety profile while maintaining and/or improving the desired therapeutic effects of DSP.
eDSP was previously evaluated in multiple early-stage investigator-initiated trials and clinical trials to evaluate safety and efficacy across a number of disease indications, including:

•Ataxia-Telangiectasia (A-T): We completed an open-label, single-arm, multicenter Phase 2 clinical trial in 2012 evaluating the efficacy and safety of eDSP on neurological symptoms and adaptive behavior in patients with A-T (NCT01255358). The study included 22 patients with A-T (mean age: 11.2 years) with confirmed diagnoses and partially supported or autonomous gait treated with monthly infusions of eDSP for six months and a 19-month extension for some participants. The primary endpoint utilized the rating scale ICARS to measure ataxia symptoms. The study results found a significant reduction in ICARS scores (mean reduction: 4 points for the intention-to-treat group and 5.2 points for the per-protocol group). A subgroup undergoing extended treatment showed a slower progression of the disease compared to untreated controls. eDSP was also well-tolerated with most adverse events being mild and unrelated to the treatment. No typical long-term corticosteroid side effects, such as weight gain or metabolic disruptions, were observed. The study concluded that eDSP significantly improved neurological symptoms and adaptive behavior in patients with A-T without well-described steroid-related side effects. These findings provided the basis for advancing eDSP into a Phase 3 study in A-T.

•Ulcerative colitis (UC): We completed a double-blind, randomized, placebo-controlled Phase 2 clinical trial in 2012 evaluating the efficacy and safety of eDSP in enabling oral corticosteroid withdrawal while maintaining remission in steroid-dependent patients with UC (NCT01171807). The study included 37 patients with corticosteroid-dependent UC randomized in two cohorts to receive eDSP (n=19) or placebo infusions (n=18) for

Table of Content
six months with the primary endpoint measuring the proportion of patients with UC who discontinued oral corticosteroids while maintaining remission. Secondary endpoints included reduction in corticosteroid-related adverse events and mucosal healing. Study results included: 1) efficacy measured by 68.4% of eDSP treated patients with UC successfully discontinuing oral corticosteroids while maintaining disease remission compared to 22.2% in the placebo group (p-value = 0.008), and 2) safety demonstrated by corticosteroid-related adverse events decreasing significantly in the treatment group to 26.3% versus 72.2% in placebo controls (p-value = 0.008). Relapse occurred shortly after eDSP treatment cessation, highlighting the need for ongoing therapy for long-term benefits. The study concluded that eDSP enabled effective corticosteroid withdrawal and reduced adverse events in patients with UC, presenting a promising alternative for managing corticosteroid dependency.

•Chronic obstructive pulmonary disease (COPD): We completed a Phase 1b/2a clinical trial in 2000 evaluating the efficacy and safety of eDSP in enabling a slow, prolonged release of corticosteroids as a novel approach managing COPD while potentially reducing well-described side effects and improving compliance. The study included 10 patients with severe COPD, all of whom were previously treated with systemic or inhaled corticosteroids and β2-agonists. Participants were randomized in three cohorts to receive eDSP as follows: 1) group A (n=5): single administration with varying doses, 2) group B (n=3): two infusions at 15-day intervals, and 3) group C (n=2): single infusion of eDSP monitored for pharmacokinetics. Following the administration of eDSP, all patients with COPD suspended previous systemic or inhaled corticosteroids and β2-agonists therapies and were requested to record the time at which they felt the need to take these drugs. The primary endpoint was measured by clinical improvement (e.g., reduced symptoms, decreased need for other medications) and pharmacokinetics of dexamethasone. Study results included: 1) efficacy as measured by significant clinical improvements in breathing, coughing, bronchospasm, and bronchostenosis, patient ability to avoid corticosteroids and β2-agonists for up to 30 days after infusions, and reduced symptoms of dyspnea and bronchial obstruction; 2) safety demonstrated by no significant side effects observed and lower doses of dexamethasone used (25–50 times less than conventional doses) thereby minimizing exposure and potential toxicity. The study concluded that eDSP provided a promising alternative for managing COPD, reducing drug burden and side effects while maintaining efficacy.

•Cystic fibrosis (CF): We completed a Phase 1b/2a clinical trial in 2004 evaluating the efficacy and safety of eDSP in patients with CF. The study included 17 patients with CF are homozygous for the ΔF508 mutation. Study results found that the procedure for loading red blood cells with DSP was safe and reproducible with no significant adverse effects observed, in addition to eDSP providing slow and prolonged release of DSP in the bloodstream, detectable for up to 28 days after infusion. Patients with CF treated with eDSP showed significant improvement in lung function (FEV1), significant reduction in infective relapses due to Pseudomonas aeruginosa, no significant changes in BMI, and a decrease in plasma levels of the inflammatory cytokine IL-8. The study concluded that eDSP offered a promising approach for reducing pulmonary inflammation and improving lung function in CF without the adverse effects commonly associated with conventional corticosteroid therapy.

These previous clinical studies provide a robust set of efficacy and safety data upon which our development pipeline is informed. While each of these potential indications showed promising clinical study results, it was determined to advance eDSP for further evaluation of its efficacy and safety for the treatment of A-T primarily due to unmet need with no approved therapeutics for patients with A-T, previous literature showing a positive response to corticosteroids in the disease, a development path allowing for comparison to placebo control, favorable competitive landscape, and significant commercial opportunity.
Phase 3 Lead Asset – eDSP for the Potential Treatment of A-T
A-T Background and Prevalence
A-T is a rare inherited autosomal recessive neurodegenerative and immunodeficiency disorder caused by mutations in the ATM gene, which is responsible for cell homeostatic and cell division functions including but not limited to double-stranded DNA repair, cell cycle regulation, and oxidative stress response.
Typically, A-T is first diagnosed before the age of five as children begin to develop an altered gait and fall with greater frequency. As depicted below, neurological symptoms worsen and patients with A-T frequently become wheelchair-bound by adolescence with most of the clinical signs of neurodegeneration observed in patients with A-T before the age of 10. By the age of 12, the vast majority of patients with A-T have become non-ambulatory and the neurological signs of disease progression slow significantly.

Table of Content
Teenage years for patients with A-T are typically marked by repeated infections, pulmonary impairment, and malignancies. The median lifespan is approximately 25 to 30 years old with mortality due to infections and malignancy.
We completed a patient sizing project with third-party analysis from IQVIA Medial Claims (Dx), PharmetricsPlus (P+), and IQVIA Analytics, which confirmed that there are approximately 4,600 patients with A-T in the U.S. We estimate that there are and approximately 5,000 patients with A-T in the U.K. and EU4 countries. Currently, there are no approved therapeutic treatments for A-T and the global market, based on our internal estimates and assumptions, represents a more than $1 billion peak commercial opportunity.
Limitations of Chronic Corticosteroid Administration
DSP is a corticosteroid well known for its anti-inflammatory properties as well as its significant adverse toxicity, including long-term adverse effects due to adrenal suppression. The optimal efficacy of corticosteroids is the result of two pharmacokinetic characteristics: 1) an initial bolus to achieve a high Cmax that results in high levels of corticosteroid receptor occupation; and 2) sufficient sustained tissue concentrations that allow for continued receptor site occupancy over time. In order for conventional corticosteroids to achieve these characteristics, they must be dosed frequently, typically daily. However, the delivery of corticosteroids by either intravenous, intramuscular, subcutaneous, or oral routes result in multiple peaks and troughs. Although corticosteroids can readily achieve Cmax levels required to establish efficacy, frequent dosing regimens repeatedly exceeds toxicity thresholds associated with adverse events, leading to the chronic adverse effects such as hyperglycemia, immunosuppression, and suppression of the HPA axis. These chronic daily dosing regimens sufficient to ensure efficacy lead to debilitating long-term adverse effects associated with HPA axis suppression.
eDSP is designed to maintain the well-described efficacy of DSP while reducing or eliminating the significant adverse events that accompany chronic corticosteroid treatment. The improved tissue biodistribution, pharmacokinetics, and pharmacodynamics of eDSP enabled by autologous red blood cells may, therefore, significantly improve the safety profile and increase the desired therapeutic effects of DSP.
Based on many years of patients with A-T being treated monthly with eDSP, the eDSP may minimize the long-term serious adverse effects that are a major impediment to the chronic administration of corticosteroids. Corticosteroid therapy without significant long-term safety liabilities would represent a major advancement in the potential treatment of many chronic diseases where corticosteroids are already known to be beneficial.
Proposed eDSP Mechanism of Action in A-T

Similar to conventionally dosed corticosteroids, eDSP has a multimodal mechanism of action resulting in potent anti-inflammatory and immunosuppressive effects. Additionally, eDSP provides significant benefits due to the autologous encapsulated red blood cells, including a prolonged circulating half-life and improved tissue biodistribution.

Table of Content
Corticosteroids have a complex mechanism of action which collectively contribute to their powerful anti-inflammatory and immunosuppressive effects, making corticosteroids effective in treating various inflammatory and autoimmune conditions. Although a precise mechanism of action for DSP in A-T remains under investigation, we have summarized the key mechanisms by which we believe eDSP may play a synergistic therapeutic role in A-T:

•Saturation of the glucocorticoid receptor (GR) followed by maintenance of receptor occupancy. DSP is a potent corticosteroid that plays a significant role in the treatment of various inflammatory and autoimmune conditions. Its mechanism of action is multifaceted and primarily involves the modulation of gene expression through the GR. The primary mechanism of action involves GR activation in the cytoplasm and translocation to the nucleus, ultimately leading to modulation of gene expression that results in potent anti-inflammatory and immunosuppressive effects. Infusion of eDSP into the patient results in an initial period with high plasma levels that achieve near maximal GR saturation. After this initial short-lived peak, eDSP is continuously released slowly from the encapsulated autologous red blood cells over an approximate one-month treatment period at exposures below toxicity thresholds, thereby avoiding the adverse side-effects observed with daily corticosteroid use. The plasma concentrations are sufficient to maintain receptor occupation throughout the one-month treatment period, leading to continuous modulation of gene expression and extending the therapeutic effects.

•Enhanced biodistribution of DSP. DSP encapsulated in autologous red blood cells have a prolonged circulation after infusion, resulting in the continuous release of eDSP to target tissues throughout the 21 to 30 day treatment period. We believe that eDSP has the potential to migrate through tissues and tight capillaries, allowing for enhanced delivery to previously excluded tissue (blood brain barrier-excluded central nervous system tissue). Moreover, direct intracellular delivery of the eDSP to phagocytic cells (primarily macrophages) that engulf senescent red blood cells encapsulated with eDSP may help migrate drug to tissues and sites of inflammation better than conventional therapy.

•Genomic response hypothesis. Currently under investigation is whether eDSP has a genomic response and is able to delay the onset of action of processes dependent on gene transcription and thereby inhibit inflammatory responses. Genomic responses to corticosteroids are believed to be their primary mechanism of action, potentially leading to modulation of gene expression that results in potent anti-inflammatory and immunosuppressive effects. This well-described anti-inflammatory process is primarily mediated through NFkB-dependent genomic effects and involves modulation of gene expression resulting in inhibition of pro-inflammatory mediators, including cytokines, prostaglandins, and leukotrienes. The genomic response to corticosteroids have a delayed onset of action since they are dependent on gene transcription. However, these effects are maintained throughout the treatment period with eDSP due to the continuous release of eDSP from encapsulated red blood cells. The degree of glucocorticoid receptor saturation is directly related to the intensity of the therapeutic corticosteroids genomic effects.

•Non-genomic response hypothesis. Corticosteroids are also known to have rapid non-genomic effects, within seconds to minutes, rapidly binding to membrane-bound glucocorticoid receptors, leading to rapid intracellular signaling cascades that do not involve changes in gene transcription (mRNA-independent). Corticosteroids are known for their anti-inflammatory and neuroprotective effects. Examples of non-genomic effects of corticosteroids include rapid activation of mitogen-activated protein kinase (MAPK) and phosphoinositide 3-Kinase (PI3K)/AKT pathways. These pathways are critical for neuronal plasticity and excitability, rapid modulation of ion channels and cell metabolism, and reduction in oxidative stress. Corticosteroids are known to rapidly modulate ion channel currents through membrane-associated GC receptors, which play a critical role in regulating neuronal excitability by allowing potassium ions to flow across the cell membrane in response to increased calcium and changes in action potential. Corticosteroids are also known to rapidly inhibit the ability of ATP to increase Ca2+ in neurons, thereby reducing glucose uptake and inducing calcium homeostasis. These rapid non-genomic responses result in improvements on mitochondrial calcium homeostasis, mitophagy, and ROS production in CNS.
As depicted below, eDSP achieves an initial Cmax required for efficacy in the first 24 hours after the initial infusion and then, over the following approximately 30 days, DSP is dephosphorylated by red blood cell intracellular phosphatases, resulting in the slow diffusion of DSP from the red blood cell.

Table of Content
ATTeST Phase 3 Clinical Trial Results in Patients with A-T
We completed the largest global clinical trial of patients with A-T in a Phase 3 clinical trial called ATTeST (Ataxia Telangiectasia Trial with the eDSP SysTem; NCT02770807 / IEDAT-02-2015). ATTeST was an international, multicenter, randomized, double-blind, placebo-controlled, Phase 3 clinical trial of patients ages six years and older. The objective of ATTeST was to evaluate the effect of two doses (Low Dose and High Dose eDSP infusion) of eDSP, compared to placebo, on central nervous system symptoms in subjects with A-T. The initial treatment period was six months. All participants who completed efficacy assessments over the initial six months were eligible to continue in an additional six-month, double blind, placebo-controlled treatment designed to collect longer-term safety and efficacy data. There were 176 patients randomized (1:1:1) between Low Dose (mean of 8.2 mg ± standard deviation of 3.3 mg), High Dose (mean of 17.4 mg ± standard deviation of 5.4 mg), and placebo. Participants received monthly doses for 12 months. At time points of month six and nine, one-third of participants on placebo switched to active drug, respectively. All participants who completed treatment in the ATTeST study were subsequently eligible to enroll in an open-label extension study (NCT03563053 / IEDAT-03-2018; OLE-IEDAT) with 104 participants receiving High Dose eDSP.
The primary efficacy endpoint of ATTeST was change in neurological symptoms from baseline to month six measured by mICARS and compared between eDSP active arms and the placebo control arm using a mixed model repeated measures analysis. The ICARS was developed to quantify the level of impairment as a result of ataxia as related to hereditary ataxias. The modified ICARS, or mICARS, was the result of discussions with the FDA. The key secondary efficacy endpoint of ATTeST was the change in participant’s global clinical status from baseline until month six. This was measured by using the CGI-C. The safety objective was to evaluate the safety and tolerability of two dose levels of eDSP compared to placebo in participants based on the occurrence of AEs.

The primary efficacy endpoint was assessed in the mITT population,which included all randomly assigned participants who received at least one dose of study treatment and had at least one post-baseline assessment of the primary outcome. Efficacy was also assessed in the PP population, which included all participants who did not have any major protocol violations and completed the treatment period of the study within 228 days (allowed for only one missed dose). Of note, the majority of patients eliminated from the PP population were due to COVID-19. COVID-19 uniquely impacted this trial because of two critical factors: 1) participants received their infusion at hospitals where essential personnel were diverted to care for COVID patients, and 2) participants with A-T are immunocompromised and there was hesitation in taking them into a high risk setting for acquiring the infection.

The mITT population comprised 164 participants (n = 56 in the Low Dose group, n = 54 in the High Dose group, and n = 54 in the placebo group). The point estimate of ATTeST’s treatment effect LSM and a p-value are presented below. High

Table of Content
Dose eDSP missed the pre-specified primary efficacy endpoint with a p-value of 0.077. However, High Dose eDSP demonstrated statistical significance in the PP population with a p-value of 0.019.

Importantly, a notable benefit was demonstrated in the pre-specified subgroup analysis of the cohort aged six to nine years old treated with High Dose eDSP measured by mICARS change from baseline, suggesting an age-dependent therapeutic potential as most of the clinical signs of neurodegeneration are observed in patients with A-T before the age of 10. mICARS is focused on lower limb movement and published natural history data suggest two distinctive regression patterns between patients ages six to nine — and 10 years or older — with rapid neurological deterioration in the younger age group (six to nine years) compared to a much slower deterioration in older patients (10 years or older). These data underpin the treatment effect in the patient population where neurodegeneration is most pronounced. As depicted below, pre-specified subgroup analyses were performed in the six to nine year old subgroup in the mITT population with a statistically significant difference (p=0.0016) for mICARS in the High Dose group as compared to placebo.

After the initial six-month ATTeST clinical trial period, participants were eligible to continue an additional six months of double-blind, placebo-controlled treatment, designed to collect longer-term safety and efficacy data. All participants who completed treatment were eligible to enroll in an OLE study (IEDAT-03-2018) and receive High Dose eDSP.
The safety population included all participants who received at least one dose of study treatment. The safety and tolerability of treatment was based on the occurrence of TEAEs, SAEs, discontinuation of study treatment due to AEs, and changes in vital signs, laboratory parameters, electrocardiograms, and physical or neurological examinations.

Table of Content
In the ATTeST clinical trial, eDSP treatment in the initial six month treatment period was well tolerated with only mild to moderate and transient AEs that rapidly resolved without medical intervention in all dose groups. The only TEAE was severe anemia in one patient in the High Dose group, which resolved and treatment continued. Two participants discontinued study participation in the High Dose group owing to AEs. The descriptive safety data, which showed no difference in the frequency of TEAEs or SAEs between treated groups and the placebo group, indicate a favorable safety profile of eDSP. There were no clear, clinically significant differences in potential corticosteroid-related side effects observed between the treated and placebo groups; including adrenal insufficiency, cushingoid appearance, hyperglycemia, hirsutism, osteoporosis, growth and development through puberty, and serious systemic infections. No other clinically relevant adverse effects of treatment were noted in vital signs data, electrocardiograms, physical examinations, or neurological examinations.

ATTeST Data Publications, Presentations, and Ongoing Analysis
The data generated from our prior Phase 3 ATTeST clinical trial, the largest study in A-T completed to date, continues to provide opportunities for us to showcase the favorable safety profile of eDSP and its positive effect demonstrated in a subset of patients with A-T.
In August 2024, we announced the online publication of Phase 3 ATTeST data in The Lancet Neurology titled The Lancet Neurology publication entitled Safety and efficacy of intra-erythrocyte dexamethasone sodium phosphate in children with ataxia-telangiectasia (ATTeST): a multicenter, randomized, double-blind, placebo-controlled phase 3 trial. This publication highlighted key findings of the ATTeST study, including the favorable safety profile of eDSP and its positive effect of treatment in a subset of patients with A-T ages six to nine – the age range that typically experiences rapid clinical decline. Additionally, in January 2025, we announced the online publication of safety data from patients with A-T treated with eDSP for a minimum of 24 months in Frontiers in Neurology titled Long-term safety of dexamethasone sodium phosphate encapsulated in autologous erythrocytes in pediatric patients with Ataxia-Telangiectasia. The publication highlighted post-hoc analysis of patients with A-T treated over 24 to 61 months of dosing in our ATTeST and OLE study, which showed eDSP was administered without the chronic debilitating toxicities observed with standard corticosteroid treatment.
We also participated at notable scientific congresses where we presented additional post-hoc analysis from the ATTeST study. In November 2024, we presented two posters at the 2024 International Congress for Ataxia Research (ICAR). The objective of the first 2024 ICAR poster titled Growth and Bone Mineral Density (BMD) in Children with Ataxia-Telangiectasia (A-T) Treated with Intra-Erythrocyte Dexamethasone (eDSP) for 24 months describes that eDSP treatment did not adversely affect growth and bone mineral density in patients with A-T treated for 24 months. The objective of the second 2024 ICAR poster titled Cross-sectional Analysis of International Cooperative Ataxia Rating Scale (ICARS) Subcomponent Scores in Children with Ataxia-Telangiectasia (A-T) identifies ICARS subcomponents with reduced kinetic function domain best reflect progression of disease by age, and that mICARS and RmICARS analyses focused on a participant's posture and gait capture the fastest neurological symptom progression in patients with A-T between the ages

Table of Content
of six to 10 years old. At the 53rd Child Neurology Society (CNS) Annual Meeting in November 2024, we presented a poster highlighting ATTeST's safety data titled Treatment-Emergent Adverse Events (TEAEs) in Children With Ataxia-Telangiectasia Treated for One Year With Intra-Erythrocyte Dexamethasone Sodium Phosphate (eDSP) highlighting that eDSP treatment was generally well tolerated with most TEAEs being mild to moderate and transient, and generally similar between eDSP and placebo-treated patients. This CNS poster also noted the lack of side effects typically attributed to chronic steroid use, such as cushingoid features, hyperglycemia, hirsutism, or hypertension, which were not observed in eDSP treated patients with A-T,

Additionally, we have initiated transcriptomic profiling of whole blood samples from the Phase 3 ATTeST clinical trial as we continue to investigate mechanism of action and treatment-responsive biomarkers after treatment with eDSP compared to placebo treated patients. The sequencing of all ATTeST samples is underway with results expected later in 2025. Additionally, secondary confirmation of RNA sequencing results using an independent orthogonal method (long read DNA sequencing) is underway.
Pivotal Phase 3 NEAT Clinical Trial of eDSP in Patients with A-T
We gained valuable learnings from the ATTeST clinical trial. Treating patients early is an important factor in A-T because the rate of neurological deterioration is most pronounced between the ages of six to nine years old.
We began enrollment of a pivotal Phase 3 NEAT clinical trial of eDSP in patients with A-T in June 2024 and, as of March 24, 2025, 61 participants have been enrolled in the study and 24 participants have entered the OLE study. NEAT is an international, multicenter, randomized, double-blind, placebo-controlled study to evaluate the neurological effects of eDSP in patients with A-T. We plan to enroll approximately 86 patients with A-T ages six to nine years old randomized (1:1) between eDSP or placebo, and approximately 20 patients with A-T ages 10 years or older. Participants who complete the full treatment period, complete the study assessments, and provide informed consent will be eligible to transition to an OLE program after trial completion. The primary efficacy endpoint for the NEAT study will be measured by the change from baseline to last visit completion in RmICARS. We expect to complete enrollment of our Phase 3 NEAT clinical trial by the end of second quarter of 2025 and report topline results in the fourth quarter of 2025.
We plan to initiate a Pediatric Investigational Plan (PIP) to enroll approximately 12 evaluable children with A-T weighing at least 9 kg and less than 15 kg. The primary objective of the study is to examine the safety and pharmacokinetics of the eDSP in a younger patient population. We expect that this open label study will provide six months of eDSP with the option to continue treatment through a Compassionate Use Program or an Expanded Access Program.
Regulatory Interactions

The pivotal Phase 3 NEAT clinical trial is conducted under an SPA agreement with the FDA, which should allow for the submission of an NDA following completion of this study, provided we obtain positive results. The SPA agreement reflects the inclusion of the primary endpoint of RmICARS at the request of the FDA. Our plan is to submit an NDA in 2026 with expectations to submit a MAA to the EMA shortly thereafter. eDSP is regulated as a drug/device combination product by the FDA. We anticipate submitting a 505(b)(2) NDA to the FDA, which allows us to rely upon the agency’s prior findings of safety and effectiveness for the active pharmaceutical ingredient DSP.
eDSP has received orphan drug designation for the treatment of A-T from the FDA and EC. The eDSP System’s RCL is a CE marked non-invasive device that allows blood processing at the point of care, and the sterile, single-use treatment kit is a CE marked medical device in accordance with the MDR. Process Solutions are CE marked according to the MDD.

Table of Content
Phase 2 Candidate — eDSP for the Potential Treatment of DMD
We intend to investigate additional indications for eDSP where chronic corticosteroid treatment is or has the potential to become standard of care. We selected DMD as our second development program for eDSP.
DMD Background and Prevalence
DMD is an inherited severe muscle-wasting condition caused by X-linked recessive pattern gene mutations located on the X chromosome. The mutated dystrophin gene in DMD leads to a deficiency or absence of dystrophin protein in muscle cells. This disrupts muscle structure and function, causing progressive muscle weakness and degeneration. DMD is a progressive disease, meaning that muscle weakness worsens over time and is the most common and most severe form of muscular dystrophy diagnosed in childhood.
Typically, DMD symptoms begin in early childhood and the disease eventually affects all voluntary muscles, including the heart and respiratory muscles. Symptoms of DMD usually appear between the ages of two and six years of age. Progressive muscle weakness is the hallmark of DMD and typically starts in the hips and thighs, then spreads to other muscles. Patients with DMD may have delays in walking, running, or other motor skills and most patients with DMD require a wheelchair by their early teenage years. Heart muscle involvement (cardiomyopathy) is common in DMD and can lead to heart failure while weakness of respiratory muscles can cause breathing difficulties and increase susceptibility to respiratory infections. Without proper management, the median lifespan of patients with DMD is approximately 20 to 30 years old; however, with advancements in care, many now live longer.
DMD affects approximately one in every 3,500 to 5,000 male live births worldwide. We estimate that there are approximately 15,000 patients with DMD in the U.S. There are currently several corticosteroid treatments for DMD, including prednisone, prednisolone, betamethasone, deflazacort, vamorolone, and many in development that could allow for longer half-lives and less adverse events than approved corticosteroids. However, none of these therapeutics are designed to effectively eliminate the broad range of toxicities associated with chronic corticosteroid administration.
Limitations of Chronic Corticosteroid Administration in DMD
We consider DMD an ideal indication for eDSP as corticosteroids are the standard of care for this rare disease, but their utility is limited by significant chronic toxicity due to adrenal suppression. The standard delivery of corticosteroids by either intravenous, intramuscular, subcutaneous, oral routes for patients with DMD results in multiple peaks and troughs. Although corticosteroids can readily achieve Cmax levels required to establish efficacy, the frequent dosing repeatedly exceeds toxicity thresholds associated with adverse events, leading to debilitating serious adverse effects such as hyperglycemia, immunosuppression, and suppression of the HPA. As a result, corticosteroid treatment in patients with DMD is commonly interrupted during adolescence due to weight gain, growth suppression, cushingoid appearance, diabetes, osteoporosis, interference with sexual maturation, and delayed puberty.eDSP has the potential to provide efficacy in patients with DMD while avoiding these long-term toxicities associated with HPA axis suppression.
Phase 2 Candidate — eDSP for the Potential Treatment of DMD

We are currently in the process of generating a Phase 2 clinical trial study design to evaluate eDSP for the potential treatment of patients with DMD. We intend to initiate a Phase 2 clinical trial designed to evaluate eDSP for the potential treatment of patients with DMD in 2025, which we expect to conduct utilizing capital efficient study approaches and subject to receiving financial support from grant and/or opportunistic funding opportunities.
New Indications and Program Expansion Potential
The potential for robust program expansion and new indication targeting for eDSP alone is significant. We completed an evaluation of other potential indications for eDSP beyond A-T and DMD where chronic corticosteroid treatment is or has the potential to become standard of care. This evaluation process spanned across ataxia, neuromuscular, hematology, cancer, and autoimmune disease indications with a focus on rare diseases with compelling competitive advantages and significant commercial opportunities.
We prioritized a list of other potential rare disease targets under consideration, which include: 1) autoimmune hepatitis, 2) pulmonary sarcoidosis, 3) dermatomyositis, 4) pemphigus vulgaris, 5) Hashimoto’s encephalopathy, 6) Becker muscular dystrophy, 7) pediatric lupus, 8) juvenile idiopathic arthritis, 9) myasthenia gravis, 10) limb-girdle muscular dystrophy, and 11) chronic inflammatory demyelinating polyradiculoneuropathy.

Table of Content
As a next step, we intend to select the highest potential indications from this prioritized list of indications beyond A-T and DMD and begin advancement of additional new drug development programs for immunological and autoimmune focused rare disease indications for eDSP. Development activities would include the development of Phase 2 or Phase 3 clinical trial study designs to evaluate eDSP for the selected indications and are subject to additional financing.
Manufacturing
We currently operate one manufacturing facility in Medolla, Italy, which is authorized for the design and development, production, distribution, and servicing of our RCL machines, single-use treatment kits, and all proprietary medical devices. This production facility complies with EU ISO13485 and U.S. quality standards for medical device manufacturers. We also use several third-party manufacturers to produce key components and for final assemblies of the RCL and treatment kit. We believe our current leased space is sufficient to meet our current needs to ensure adequate supply in our ongoing and future clinical trials, as well as anticipated early commercial needs, if eDSP is approved for marketing.
We also rely on third-party providers to manufacture sterile process solutions and drug product. Under unilateral development of our drug candidates, we are responsible for our internal manufacturing efforts, as well as for those of our third-party contract manufacturers, and we expect to continue to rely on internal manufacturing and multiple external manufacturers. We believe there are multiple sources for all of the materials required for the manufacture of our drug candidates. We intend to identify and qualify additional manufacturers to provide both process solutions and bulk drug product manufacturing services prior to submission of an NDA to the FDA as necessary to provide adequate commercial quantities of each of the sterile solutions. As our drug candidates advance through development, we expect to enter into long-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure the ongoing and planned preclinical, clinical, and, if our drug candidates are approved for marketing, our commercial supply needs.
Commercialization Plan
We plan to establish a commercial infrastructure in the U.S. to support the launch of eDSP, provided we obtain positive results from the Phase 3 NEAT clinical trial and subsequent regulatory approval from the FDA.
If we receive FDA approval for eDSP for the treatment of A-T, we plan to utilize a specialty distribution model to support drug availability to patients. We will also utilize a patient-centered hub to support education, insurance coverage, and compliance.
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
Outside of the U.S., where appropriate and depending on the terms of contractual arrangements, we plan to commercialize eDSP through strategic partners. In certain instances, we may consider building our own commercial infrastructure.
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
There are currently no therapies approved for A-T on the global market. If eDSP is approved for the treatment of A-T, it has the potential to be the first treatment on the market for this indication, but it currently faces pipeline competition. Pipeline competition for this rare disease results in competition for patient recruitment, as well as investigators’ time and

Table of Content
resources. There are drugs currently in development for A-T in the U.S., and other countries, including corticosteroids. Aqneursa (levacetylleucine) in development by IntraBio; GTX-102, an oral spray formulation of betamethasone, in development by Grace Therapeutics; MBM-01, an EPAS1/HIF1 inhibitor, in development by Matrix Biomed; splice-switching antisense oligonucleotide in development by the Boston Children’s Hospital; triheptanoin, a medium-chain triglyceride marketed by Ultragenyx under the name Dojolvi, in development by The University of Queensland; and nicotinamide riboside, in development by Oslo University Hospital. In addition to drugs in development, there are many available corticosteroids, including prednisone, prednisolone, betamethasone, deflazacort, vamorolone, and many in development that could allow for longer half-lives and less AEs than approved corticosteroids.
If approved and launched commercially, eDSP may face competition from these drugs and drug candidates. Some of these drug candidates may enter the market prior to eDSP, and some of these drug candidates could limit the market or level of reimbursement available for eDSP, if it is commercialized.
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
EryDel, our wholly owned subsidiary, owns numerous patents and patent applications covering eDSP and AIDE technology in the United States and in jurisdictions outside of the United States. Issued patents covering eDSP and the AIDE technology have been obtained in the United States, Europe, Japan, and a number of other jurisdictions outside of the United States. Our patent portfolio consists of six published patent families. Two patent families are directed to the eDSP System and the process for loading a drug into an erythrocyte. A third patent family is directed to the therapeutic use of drug-loaded erythrocytes in treating disease.
The first patent family consists of U.S. Patent No. 9,089,640 and select foreign counterparts. The ‘640 patent issued on July 28, 2015. The ‘640 patent is the U.S. national phase entry of International PCT Patent Appl. No. PCT/IB2011/000891, filed on April 26, 2011, which claims priority to U.S. Provisional Patent Appl. No. 61/373,018, filed on August 12, 2010. The patent has 154 days of PTA and will expire in 2031 (excluding PTE). The ‘640 patent was recorded as assigned to EryDel on January 4, 2013. The ‘640 patent discloses a portable and automated apparatus and kit for introducing compounds within erythrocytes. The apparatus has a reusable part provided with mechanical elements such as pumps and valves and electronic units such as a control unit, which introduces compounds into erythrocytes in an automated manner. The apparatus also has a disposable part which comes into contact with the sample containing the erythrocytes. The apparatus also provides for further concentration of the erythrocytes after they have been treated. There are foreign counterparts in the same family, including in Italy, Australia, Brazil, Canada, China, Israel, Japan, Mexico, Russia, Singapore, South Korea, and the EPO. The corresponding EPO patent is EP 2563343 B1. The claims of this patent cover the RCL and treatment kit. The first patent family consists of PCT Application No. PCT/IB2025/050489 and U.S. Patent Application No. 19/025657, both of which were filed on January 16, 2025. These applications claim priority to provisional patent applications 63/625,213, filed January 25, 2024, and 63/626,398, filed January 29, 2024. These applications have not yet published.
The second patent family consists of U.S. Patent No. 10,849,858 and select foreign counterparts. The ‘858 patent issued on December 1, 2020. The ‘858 patent was in the U.S. national phase entry of International PCT Patent Appl. No. PCT/IB2014/061338, filed on May 9, 2014, which claims priority to Italian Application numbers RM2013A0280 and RM2013A0610, filed May 10, 2013 and November 5, 2013, respectively. The ‘858 application was recorded as assigned to EryDel on December 11, 2015. The patent has 477 days of PTA and will expire in 2035 (excluding PTE). The ‘858 patent discloses a second swelling step that differentiates it from the method of the prior art which only has one swelling step. The second swelling step of the ‘858 patent leads to significant improvement in the viability and tunability of the erythrocytes before and after drug loading. U.S. Pat. Appl. No. 17/083,771, which is a continuation application of the ‘858 patent, was allowed by the USPTO on January 29, 2025. The allowed claims of the ‘771 application are directed to methods for treating A-T. The patent is expected to expire in 2036 with PTA, which has not been calculated yet. There are foreign

Table of Content
counterparts in the same family, including in Italy, Australia, Brazil, Canada, China, Israel, Japan, Mexico, Philippines, Russia, Singapore, South Korea, and the EPO. The corresponding EPO patent is EP 2994117 B1. This patent covers the planned method of operation of the eDSP System.
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

Table of Content
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
Products composed of components that would normally be regulated by different centers at the FDA are known as combination products. Typically, the FDA’s Office of Combination Products assigns a combination product to a specific agency center as the lead reviewer. The FDA determines which center will lead a product’s review based upon the product’s primary mode of action. Depending on the type of combination product, its approval, clearance or licensure may usually be obtained through the submission of a single marketing application. We anticipate that eDSP will be regulated as a drug, and that the FDA will permit a single regulatory submission seeking approval of eDSP. Even when a single marketing application is required for a combination product, such as an NDA for a combination pharmaceutical and device product, both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health may participate in the review. An applicant will also need to discuss with the agency how to apply certain premarket requirements and post-marketing regulatory requirements, including conduct of clinical trials, AE reporting and GMP, to their combination product.
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

Table of Content
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
An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP, regulations;
•submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•approval by an independent IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with GCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;
•preparation and submission to the FDA of an NDA, requesting marketing for one or more proposed indications;
•review by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and securing FDA approval of the NDA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.
Preclinical Studies
Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive toxicology and carcinogenicity, may continue after the IND is submitted.
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

Table of Content
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, the FDA has promulgated regulations governing the acceptance of foreign clinical studies not conducted under an IND, establishing that such studies will be accepted as support for an IND or application for marketing approval if the study was conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, informed consent from subjects, and the FDA is able to validate the data from the study through an on-site inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies. If a marketing application is based solely on foreign clinical data, the FDA requires that the foreign data be applicable to the U.S. population and U.S. medical practice; the studies must have been performed by clinical investigators of recognized competence; and the FDA must be able to validate the data through an on-site inspection or other appropriate means, if the FDA deems such an inspection to be necessary.
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
Human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:
•Phase 1: The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
•Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Table of Content
•Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.
•Phase 4: Post-approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.
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

Table of Content
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

Table of Content
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warning or other safety information about the product;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
Medical Device Regulation
The medical device component of eDSP will be subject to additional FDA regulations, including:
•the FDA’s Quality System Regulation, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•a requirement for Human Factors studies during development to support approval;
•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

Table of Content
•medical device recalls, which require that manufacturers report to the FDA any recall of a medical device, provided the recall was initiated to either reduce a risk to health posed by the device, or to remedy a violation of the FDCA caused by the device that may present a risk to health; and
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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

Table of Content
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
All new and ongoing trials are now subject to the provisions of the CTR, following the expiry of the transition period that ended on January 31, 2025. In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements. Medicines used in clinical trials, including ATMPs, must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, drug candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover our drug candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations, and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage

Table of Content
may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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

Table of Content
regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the HITECH, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the PPACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the CMS, within the HHS, information related to payments and other transfers of value made by that entity to physicians (defined to include to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers; and
•outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
Since its enactment, there have been amendments to and executive, legal and political challenges to certain aspects of the PPACA. On August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for

Table of Content
individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the second Trump administration will impact the PPACA and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved.
Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single-source and innovator multiple source drugs, effective January 1, 2024.
In addition to the PPACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent presidential executive orders, Congressional inquiries, and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA will, among other things (i) implement the Medicare Drug Price Negotiation Program and (ii) impose rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent the generation of revenue, attainment of profitability, or commercialization of products. Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
In the EU, in December 2021, Regulation No 2021/2282 on HTA, or HTA Regulation, was adopted. The HTA Regulation, which began to apply on January 12, 2025 through a phased implementation is intended to boost cooperation among EU

Table of Content
Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas, although individual EU Member States will continue to be responsible for assessing non-clinical (e.g. economic, social, ethical) aspects of health technologies.
Employees
As of December 31, 2024, we had 36 total employees, of which 20 are in research and development and 16 are in general and administrative. Our employees are primarily located in South San Francisco, California, Medolla, Italy and Bresso Italy, and others work remotely from their residences located across the United States. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.
Corporate Information
We were incorporated in Delaware on June 20, 2012. Effective August 1, 2022, the Company, previously named Cortexyme, Inc., changed its name to Quince Therapeutics, Inc. From inception, we have been focused on novel therapeutic approaches to improve the lives of patients with major, unmet medical needs. On January 30, 2023, we announced that we intended to prioritize capital resources toward the expansion of our development pipeline through opportunistic in-licensing and acquisition of clinical-stage assets targeting debilitating and rare diseases. On October 20, 2023, we completed our acquisition of EryDel, a privately held, late-stage biotechnology company (the “EryDel Acquisition”) with a proprietary AIDE technology platform and Phase 3 lead asset, eDSP, that targets the potential treatment of a rare neurodegenerative disease, A-T, for which there are currently no approved treatments in any global market. EryDel is a variable interest entity and the Company is the primary beneficiary and sole shareholder. In addition, there are no restrictions on the use of the assets of EryDel.
Our principal executive offices are located at 611 Gateway Blvd, Suite 273, South San Francisco, CA 94080. Our telephone number at that location is (415) 910-5717. Our corporate website address is www.quincetx.com. Information contained on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.
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
Risks Relating to Our Business
We are substantially dependent on the success of our lead drug candidate, eDSP.
Our business and future success depends on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our lead drug candidate, eDSP, which is under clinical development for A-T. eDSP is our only drug candidate in late-stage clinical development, and our business currently depends heavily on its successful development. The Phase 3 ATTeST trial did not meet its primary efficacy endpoint. The trial saw statistically significant results in the age group of six to nine years old. We initiated the NEAT clinical trial in this population in the second quarter 2024, and expect to announce the results of the NEAT clinical trial in the fourth quarter of 2025, but cannot guarantee that the results of this study will be positive or that they will allow further development in this therapeutic indication.
eDSP will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing

Table of Content
efforts before we can generate any revenue from product sales. We cannot be certain eDSP will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. In addition, because eDSP is our most advanced drug candidate, and because our other drug candidates are based on the same AIDE platform technology, if eDSP encounters safety or efficacy problems, developmental delays or regulatory issues or other problems, our development plans and business would be significantly harmed.
We have no drug candidates approved for commercial sale, we have never generated any revenue from sales, and we may never be profitable.
We have no drug candidates approved for sale, have never generated any revenue from sales, have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since our inception. For the years ended December 31, 2024 and 2023, our net losses were $56.8 million and $31.4 million, respectively. We had an accumulated deficit of $376.5 million as of December 31, 2024.
Before we are able to generate any revenue, we will need to commit substantial funds to the anticipated clinical and development activities related to eDSP, and we may not be able to obtain sufficient funds on acceptable terms, if at all. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us and/or result in dilution to our stockholders.
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
We expect to explore partnership and licensing opportunities to support the future development of eDSP and other drug candidates. We may also encounter other unforeseen expenses, difficulties, complications, delays and other known and unknown challenges as we pursue our current strategic direction.
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
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, to finance our operations and evaluate future drug candidates. If we are unable to raise this additional capital when needed or on acceptable terms, we may be forced to delay, limit, reduce, terminate or eliminate our drug development programs or other operations.
Since our inception, we have used substantial amounts of cash to fund our operations. We expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, including completion of the Phase 3 NEAT clinical trial and potential NDA submission, assuming positive study results. In addition, if we obtain marketing approval for eDSP or any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution.
As of December 31, 2024, we had $40.8 million in cash, cash equivalents and short-term investments. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2024 are issued. Our existing capital resources, including term loans we received under the EIB Loan, will not be sufficient to enable us to complete our clinical development for eDSP. We will need to raise substantial additional funds in the future in order to complete the development of eDSP and seek regulatory approval thereof, to expand our manufacturing capabilities, and to commercialize eDSP, if approved by the FDA.

Table of Content
Further development of eDSP will require us to incur significant additional expenses. Moreover, we expect to require substantial additional funding to finance such payments and to advance the development and optimize the commercialization of eDSP, and there can be no assurance that such additional funding will be available on terms that are acceptable to us, or at all. We believe that our existing capital resources will be sufficient to fund our projected operations, which would include anticipated clinical and development activities related to eDSP through the Phase 3 NEAT clinical trial. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate and our efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop our proprietary AIDE technology platform and Phase 3 lead asset, eDSP, to progress development of our product candidates or to advance our manufacturing processes.
The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:
•the rate of progress in the development of and the conduct of clinical trials with respect to our product candidates;
•our ability to successfully identify partnership and licensing opportunities to support the future development of eDSP;
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
•the economic and other terms, timing of and success of any collaboration, licensing or other arrangements into which we may enter in the future; and
•our ability and timing of future milestones payments to EryDel shareholders and repayment of obligations in respect of the EIB Loan.
Additional funding may not be available to us on acceptable terms or at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, the EIB Loan may prevent or limit our ability to incur additional indebtedness. As a result of geopolitical events, including the conflicts in Ukraine, inflation, high interest rates and other conditions, the global credit and financial markets have experienced volatility and disruptions.
If we are unable to obtain funding on a timely basis, or to generate sufficient revenues, if at all, from collaboration arrangements, we may be required to:
•significantly curtail, delay or discontinue one or more of our research or development programs, the development of our technology, including our AIDE platform technology, the commercialization of any product candidates or cease operations altogether;

Table of Content
•seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
•relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or
•forego expansion of our operations or refrain from pursuing business opportunities.
If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our financial statements, and investors may lose all or a part of their investment.
We have and may be required to make milestone payments to (i) the EryDel shareholders pursuant to the terms of the EryDel Acquisition or (ii) additional remuneration payments to EIB pursuant to the EIB Loan in connection with our development and commercialization of eDSP, which could adversely affect the overall profitability of eDSP, if approved.
In connection with the EryDel Acquisition, we have and may be required to make additional payments to EryDel shareholders of up to an aggregate of $485.0 million in potential cash payments, comprised of up to $5.0 million upon the achievement of first patient dosed in the Phase 3 NEAT clinical trial, which was achieved in the second quarter of 2024, $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified on market and sales milestones, with no royalties paid to EryDel. These milestone obligations could impose substantial additional costs on us, divert resources from other aspects of our business, and adversely affect the overall profitability of eDSP, if approved. We may need to obtain additional financing to satisfy these milestone payments, and cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all. In June 2024, we enrolled the first patient in the Phase 3 NEAT clinical trial and paid the cash milestone payment of $5 million to the former EryDel shareholders in accordance with the Purchase Agreement. We owe no further payments to EryDel shareholders for development-related milestones. The remaining potential contingent payments in connection with the EryDel Acquisition pertain to regulatory, on market and sales milestones.
We are required to make payments to EIB calculated based on a percentage of the revenue derived from the acquisition of EryDel on October 23, 2023, which will be payable annually on each June 30th. The additional remuneration is payable for seven years, during the period January 1, 2026, through December 31, 2032, with the first such payment becoming payable on June 30, 2027. The amount of additional remuneration to be paid is equal to 2.5% of revenue up to 125.0 million euros, plus 1.85% of revenue between 125.0 and 250.0 million euros, plus 1.0% of revenue in excess of 250.0 million euros, multiplied by a varying percentage based on how many tranches have been drawn. The varying percentage is equal to 30.0% in the event tranche A has been drawn, 50.0% in the event tranche A and B have been drawn, 80.0% in the event tranche A, B and C have been drawn, and 100.0% in the event all four tranches have been drawn.
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

Table of Content
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

Table of Content
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

Table of Content
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
Risks Related to the Development of Our Drug Candidates
The Phase 3 NEAT clinical trial of eDSP for A-T is being conducted under a protocol negotiated with FDA by EryDel and our execution of the trial may be slow, may not be successful, and may not result in NDA approval, with adverse results for our business and share price.
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

Table of Content
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

Clinical drug development is a lengthy, expensive and uncertain process. Results in preclinical studies and earlier clinical trials may not be indicative of future results, which may delay or prevent obtaining regulatory approval. Any drug candidate that we may advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval on a timely basis or at all.
Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Success in preclinical studies and early clinical trials may not be predictive of results in larger clinical trials, and previous results from early or small clinical trials may not be replicated or show as favorable an outcome in further clinical trials, even if successful. Clinical trial failure may result from a multitude of factors including, but not limited to, flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. For example, EryDel had previously endeavored to develop eDSP for the potential treatment of A-T. While we have not seen evidence of significant safety concerns throughout eDSP Phase 3 clinical development for A-T, it failed to meet the primary endpoint in the ATTeST trial, and was potentially, negatively affected by missing data during the COVID-19 pandemic, but showed statistically effective results in a certain population, six to nine years old. We are conducting the Phase 3 NEAT clinical trial in the population (i.e. six to nine years old) that was found to be statistically effective. However, further studies in this population may not replicate previous results. Accordingly, the previous clinical trials that EryDel conducted may not have uncovered safety issues, even if they exist. The biochemical pathways that we believe are affected by eDSP are implicated in a variety of biological processes and disease conditions, and it is possible that the use of our drug candidates to treat larger numbers of patients will demonstrate unanticipated AEs, which may negatively affect their safety profile.
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
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, or after achieving positive results in pivotal trials, and we have had, and may face, similar setbacks. In addition, the patient populations under investigation with eDSP have many co-morbidities that may cause severe illness or death, which may be attributed to eDSP in a manner that negatively affects the safety profile of our drug candidate. If the results of our ongoing or future clinical trials for eDSP are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or AEs that emerge during clinical trials, we may be prevented from or delayed in obtaining marketing approval, and even if we obtain marketing approval, any sales may suffer. Even if we are able to obtain marketing approval for our current and any future drug candidates, those approvals may be for indications or dose levels that deviate from our desired approach or may contain other limitations that would adversely affect our ability to generate revenue from sales of those drug candidates.
We will incur additional costs and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
The risk of failure is high for any drug candidates that are in clinical and preclinical development. The clinical trials and manufacturing of our drug candidates are, and the manufacturing and marketing of our drug candidates, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our drug candidates. Before obtaining regulatory approvals for the commercial sale of any of our drug candidates, we must demonstrate thorough lengthy, complex and expensive preclinical testing and clinical trials that our drug candidates are both safe and effective for use in each target indication. We may not be able to develop a trial design that the FDA and other foreign regulatory authorities can accept. Each drug candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Table of Content
Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We cannot guarantee that any future clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time during the clinical trial process. For example, on March 8, 2023, the FDA placed a partial clinical hold on the IND for eDSP related to extractables and leachables of new components used in the treatment kit. The FDA subsequently lifted the partial clinical hold on September 23, 2023. Additionally, the Phase 3 ATTeST study conducted by EryDel failed to meet the primary endpoint. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in seeking approval for, and if approved, commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance. The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:
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

Table of Content
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

Table of Content
Although to date we have not seen evidence of significant safety concerns with our drug candidates in the patient populations currently undergoing clinical trials with eDSP, if approved, may be associated with previously unreported adverse reactions, and it is possible that the FDA or other regulatory authorities may ask for additional safety data as a condition of, or in connection with, our efforts to obtain approval of our drug candidates. If safety problems occur or are identified after our products, if any, reach the market, we may make the decision or be required by regulatory authorities to amend the labeling of our products, recall our products, or even withdraw approval for our products.
If we are not able to successfully demonstrate a favorable differentiation between eDSP and currently available corticosteroids, our business would be harmed and our ability to generate revenue from that class of drugs would be severely impaired.
Our business model is to pursue the development of off-patent drugs for which we would directly pursue the development of a red blood cell encapsulated formulation through the FDA’s 505(b)(2) regulatory pathway. In order to receive sufficient reimbursement and utilization, our drug candidates, will require showing differentiation against currently available generic products. If we are not able to differentiate eDSP from currently available corticosteroids by showing a safety or efficacy benefit that is reflected in the approved label, our business would be harmed and our ability to generate revenue from that class of drugs would be severely impaired.
Because the potential rare disease target patient populations of EryDex are small, and the addressable patient population even smaller, we may not be able to effectively complete clinical trials or commercialize the drug candidate and we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth. If the market opportunities for our drug candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
eDSP is in development for rare disease. Our projections regarding the number of people affected by these rare and ultra-rare diseases, as well as the subset who may benefit from treatment, are based on our beliefs and estimates. These estimates, derived from various sources including scientific literature, patient foundations, and market research, may prove to be incorrect or contain errors. Furthermore, new studies may change the estimated incidence or prevalence of these diseases, reducing the number of patients who might benefit from treatment. As a result, we cannot accurately predict the number of patients who could be eligible for treatment. The limited size of the potentially addressable patient population may hinder our ability to enroll a sufficient number of participants in clinical trials, delaying or preventing their successful completion. Additionally, even if we obtain regulatory approval for EryDex or other drug candidates, achieving significant market share may prove challenging due to the small target populations. This limitation may prevent us from realizing a meaningful return on our investment or achieving profitability, even with substantial market penetration.

Our effort to identify patients who may benefit from our treatments is in its early stages and may become increasingly difficult over time. If we are unable to locate and reach a sufficient number of patients, our ability to enroll them in clinical trials or generate meaningful sales upon commercialization will be adversely affected. Financial assistance programs, which provide support to patients unable to afford treatment, could also negatively impact our profitability if a significant portion of patients continues to rely on these programs upon approval of our drugs.

If eDSP is approved for a narrowly defined subset of patients, such as those with A-T between six and nine years old, this could further constrain an already small potential market. As a result, our revenue, growth prospects, and overall business could suffer if market opportunities for our drug candidates are smaller than anticipated. Additionally, if we fail to successfully identify and reach patients, our ability to achieve profitability and growth will be further compromised.
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

Table of Content
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

Table of Content
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

Table of Content
Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties.
A Fast Track designation by the FDA, such as the Fast Track designations received for eDSP, does not guarantee marketing approval and may not lead to a faster development, regulatory review or approval process.
In June 2024, the FDA granted Fast Track designation for our eDSP System for the treatment of patients with A-T. Fast Track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review of the sponsor’s NDA. Fast Track designation is intended to facilitate and expedite development and review of an NDA to address unmet medical needs in the treatment of serious or life-threatening conditions. However, Fast Track designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that any potential eDSP NDA will be approved or that any approval will be granted within any particular timeframe. In addition, the FDA may withdraw Fast Track designation for any indication if it believes that the designation is no longer supported by data emerging from the eDSP clinical development program.
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

Table of Content
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
We have received orphan drug designation by the FDA and European Commission for eDSP for the treatment of A-T. We may seek orphan drug designation in the United States, the EU and other European countries for additional orphan indications in which there is a medically plausible basis, including other rare diseases. In the future, exclusive marketing rights in the United States, if granted, may be limited if we seek approval for an indication broader than the orphan drug designated indication and may be lost if the FDA later determines that the request for the orphan drug designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we have sought or intend to seek orphan drug designation, we may never receive approval for such designations.
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
The terms of the EIB Loan place restrictions on our operating and financial flexibility.
In connection with the EIB Loan, we are subject to operating restrictions and covenants that restrict our ability to finance our operations, engage in business activities or expand or fully pursue its business strategies. For example, unless we get approval from EIB, the EIB Loan limits our ability to, among other things:
•incur additional debt or provide guarantees in respect of debt;
•incur liens;
•make investments, acquisitions, loans or advances;
•sell assets;
•make distributions to equity holders, including dividends and distributions on, and redemptions, repurchases or retirement of, our capital stock;

Table of Content
•enter into certain hedging transactions;
•enter into fundamental changes, including mergers and consolidations;
•enter into transactions with affiliates;
•change the nature of our business; and
•change our management.
In addition, the EIB Loan requires that we meet certain reporting and operating covenants, including an obligation to maintain a certain minimum unrestricted balance of cash or cash equivalents, which requirement EIB has temporarily waived for the duration of the Waiver Period pursuant to the terms of the Amendment, which requirement EIB has temporarily waived for the duration of the Waiver Period pursuant to the terms of the Amendment. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. Subject to grace periods commencing when the borrower learns of the occurrence of a breach, a breach of these covenants would give EIB the option to exercise remedies including to accelerate the outstanding balance under the EIB Loan.
The EIB Loan includes customary events of default, including failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; breach of covenants; cross-default to other indebtedness (resulting in a right of the other lender to accelerate such indebtedness after giving effect to any grace periods); certain bankruptcy and insolvency events; certain undischarged judgments; and material adverse change. A breach of any of these covenants could result in an event of default under the EIB Loan. If an event of default occurs and is ongoing under the terms of the Finance, EIB may accelerate all of the obligations of EryDel thereunder and demand payment from us pursuant to the guarantees. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.
The occurrence of certain events of default under the EIB Loan, including failure to make payments as they become due (subject to a grace period of three (3) business days) to the EIB, would result in the EIB having the right to accelerate and demand immediate payment of all outstanding obligations, together with accrued interest, if any, and any prepayment fees, under the EIB Loan. We may need additional funding in order to make such payments.
The Debt Agreement requires the Company to maintain a minimum cash balance of 14.65 million euros ($15.3 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full (the “Minimum Cash Covenant”). In November 2024, we entered into the Amendment of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored (such period, the “Waiver Period”). Under the terms of the Amendment, we agreed to certain amendments, including, among other things, requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, interest accruing at a rate of 2% on the outstanding principal balances of Tranches A and B are now payable quarterly solely during the Waiver Period, with the first such payment due on March 31, 2025. The amount of Deferred Interest Rate accruing on Tranches A and B during the Waiver Period will be correspondingly reduced by 2%, from 9% to 7%. Additionally, we paid a one-time fee of 20,000 euros to EIB in connection with the Amendment.
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
Since we have an Italian biotechnology subsidiary, we have benefited from certain tax advantages, including, for example, the R&D tax credit, which is an Italian tax credit aimed at stimulating research and development. The R&D tax credit can offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and all other tax-related items that companies usually pay monthly). For eligible research and development activities, the tax credits were equal to 20% of the costs incurred in fiscal years 2022 and 2021, with a maximum annual amount of $4.4 million (4 million euros). In 2023 the tax credit rate was decreased to 10% of the eligible expenses for certain activities, and the annual ceiling of the credit increased to $5.5 million (5 million euros). Expenses incurred by the Company for years ended December 31, 2024, 2023, and 2022 generated a total tax credit amounting to $1.7 million (1.6 million euros), 0.9 million (0.8 million euros), and $1.1 million (1 million euros), respectively. The Italian tax authorities may audit each research and development program in respect of which a R&D tax credit has been claimed and assess whether such program qualifies in its view for the R&D tax credit. The Italian tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions or deductions in respect of our research and development activities. Should the Italian tax authorities be successful, the R&D tax credit, may be reduced, which would have a negative impact on our results of operations and future cash flows. We believe, due to the nature of our business operations, that we will continue to be eligible to receive the R&D tax credit. However, if the Italian government decides to eliminate, or to reduce the scope or the rate of, the R&D tax credit, either of which it could decide to do at any time, our results of operations could be adversely affected.
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
The development of a drug candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to

Table of Content
country. We are not permitted to market any drug candidates in the United States until we receive approval of an NDA from the FDA. Similar requirements apply in foreign countries. The FDA or other foreign regulatory authorities may limit our ability to proceed with potential clinical programs, which could have a materially adverse impact on us. We have not submitted any marketing applications for a drug candidate.
Because eDSP utilizes DSP, we believe it will qualify for FDA approval through the FDA’s 505(b)(2) regulatory pathway and through corresponding regulatory paths in other foreign jurisdictions. The clinical requirements for a 505(b)(2) drug candidate can vary widely from product to product depending primarily on whether the drug candidate claims a new indication, provides for a different route of administration, or claims improved safety compared to the existing approved product, and may include bioequivalence trials, limited safety and efficacy trials, or full Phase 1 through 3 trials.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Clinical trials of our drug candidates have in the past been put on clinical holds imposed by, and failed to demonstrate safety and efficacy to the satisfaction of, the FDA, the EMA and the European Commission, or similar regulatory authorities outside of the United States. For example, on March 8, 2023, the FDA placed a partial clinical hold on the IND for eDSP related to extractables and leachables of new components used in the treatment kit. The FDA subsequently lifted the partial clinical hold on September 23, 2023. The FDA may place additional clinical holds on our current or currently contemplated clinical programs or otherwise limit our ability to proceed with other clinical programs in our pipeline. Additionally, the results of preclinical studies of our drug candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. For example, the Phase 3 ATTeST study conducted by EryDel failed to meet its primary endpoint. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same drug candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing

Table of Content
regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in degenerative diseases, where failure rates historically have been higher than in many other disease areas. Most drug candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act(collectively, the “PPACA”) substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.
Since its enactment, there have been amendments and executive, judicial and Congressional challenges to certain aspects of the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the PPACA and our business. Other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our drug candidates, if approved. In addition to the PPACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how these or similar policy initiatives will impact the PPACA and our business.
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

Table of Content
other healthcare funding, which may adversely affect customer demand and affordability for our drug candidates and, accordingly, the results of our financial operations.
Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed drug candidates, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA will, among other things (i) implements the Medicare Drug Price Negotiation Program and (ii) impose rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent changes in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved drug candidate. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drug candidates, once marketing approval is obtained.
In the EU, the regulatory landscape related to clinical trials is also evolving. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.
In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be

Table of Content
manufactured in accordance with the guidelines on GMP and in a GMP licensed facility, which can be subject to GMP inspections.
In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on 10 April 2024, the Parliament adopted its related position. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our drug candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
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
Failure (or perceived failure) to comply with health and data protection laws and regulations and other obligations (such as contracts, industry standards, and policies) could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, adverse publicity, and other adverse consequences that could negatively affect our operating results and business.

Table of Content
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information and (collectively, “sensitive data”). As a result, we and third parties with whom we work are or may become subject to various federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security), contractual obligations, industry standards and policies.
In the United States, numerous federal and state laws and regulations including federal health information privacy laws, state comprehensive consumer privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws that govern the collection, use, disclosure, and protection of health-related and other personal information apply or could apply to our operations or the operations of entities with whom we work. Similar laws are being considered in various other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the collaborators upon whom we rely. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we violate (or are perceived to violate) HIPAA.
Many jurisdictions, including the EU, its member states, the United Kingdom and Australia, among others, have also adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. Mechanisms to transfer such personal data to the United States or other countries may not be available to us. An inability or material limitation on our ability to transfer personal data across national borders could materially impact our business operations.
For example, the EU’s GDPR imposes numerous requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulatory authorities and affected individuals of personal data breaches, extensive internal privacy governance obligations, and obligations to honor expanded rights of individuals in relation to their personal information (for example, the right to access, correct and delete their data). In addition, the GDPR generally maintains restrictions on cross-border data transfer, and as a result we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries. The GDPR may increase our responsibility and liability in relation to personal data that we process, and may also increase our costs of compliance. Additionally, the EU’s Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% out of the total worldwide revenue of the preceding fiscal year.
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
Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure (or perceived failure) to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, adverse publicity and could otherwise negatively affect our operating results and business. Actual or perceived failure to comply with privacy laws may also cause clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, to limit our ability to collect, use and disclose personal information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Table of Content
Our ability to successfully commercialize any drugs that we develop depends in part on the extent to which coverage and adequate reimbursement are available from government health administration authorities, private health insurers, and other organizations.
Our ability to successfully commercialize any drugs that we develop depends in part on the extent to which coverage and adequate reimbursement are available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, each individually decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and VA hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our drug candidates, if approved. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage or reimbursement will be available for any drug candidate that we commercialize and, if coverage or reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. In order to get coverage and reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. It is possible that a third-party payor may consider our drug candidates, once approved, and other therapies as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our drug candidates, once approved, compared to existing products, pricing of existing products may limit the amount we will be able to charge for our drug candidates. Third-party payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. Because eDSP is still in development, we are unable at this time to determine the likely level or method of coverage and reimbursement from third-party payors. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage decisions and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained.
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

Table of Content
the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status.
Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and began on of January 12, 2025, through a phased implementation. The Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and provides the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for drug candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium, the National Institute for Health and Care Excellence, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.
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

Table of Content
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

Table of Content
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

Table of Content
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
We currently partially manufacture our Red Cell Loader machines and treatment kit in our facility in Medolla, Italy. We and our third-party manufacturers are subject to ongoing regulation and periodic inspection by the FDA competent authorities of EU Member States and other regulatory bodies to ensure compliance with GMP, as part of our clinical trials. Any failure to follow and document our or their adherence to such GMP regulations or other regulatory requirements may lead to significant delays in the availability of products for commercial sale or clinical trials, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our products.
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
The manufacture of our products must comply with strict regulatory requirements governing Class II medical devices in the U.S. and other regulatory requirements in foreign locations. Problems may arise during manufacturing, quality control, storage, or distribution of our products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disasters. If problems arise during production, the affected products may have to be discarded. In the EU, our RCL and treatment kit medical devices, syringe kit, and process solutions, are subject to periodic inspections by our Notified Body to maintain CE Certificates of Conformity permitting us to affix the CE mark to our medical devices. We may also be subject to unannounced audits by national competent authorities to ensure compliance with applicable regulatory requirements.
As a result of the transitional provisions in the MDR, some CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD from May 2017, and which remained valid on May 26, 2021 and have not since been withdrawn will, with certain exceptions, remain valid until December 31, 2027 for Class III and Class IIb implantable medical devices and until December 31, 2028 for other Class IIb, Class IIa and Class I devices with a measuring function or which are sterile. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the MDR and for which an EU Declaration of Conformity was issued in accordance with the MDD prior to May 26, 2021, can continue to be placed on the EEA market until December 31, 2028. Manufacturers of medical devices may only benefit from the above extended transitional provisions deadlines if the following conditions are fulfilled: (i) the devices continue to comply with the requirements of the MDD, (ii) there are no significant changes in the design and intended purpose, (iii) the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health, (iv) the manufacturer implemented a quality management system by May 26, 2024 which complies with the requirements of the MDR, (v) by May 26, 2024 an application was lodged with a Notified Body for conduct of the conformity assessment of the devices covered by the CE Certificate of Conformity, or the devices intended to substitute for such devices, in accordance with the MDR and a related written agreement is signed with the Notified Body by September 26, 2024, and (vi) from May 26, 2021, compliance with the MDR relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD.
In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD from May 25, 2017, which were valid on May 26, 2021 and have not been withdraw since but which expired before March 20, 2023, will only

Table of Content
continue to be valid in accordance with the extended transitional deadlines above if either (i) the manufacturer signed a written agreement with a Notified Body for the conformity assessment of the device covered by the expired CE Certificate of Conformity, or the device intended to substitute that device, in accordance with the MDR before the date of expiry of the CE Certificate of Conformity, or (ii) a competent authority of an EU Member State has granted a derogation from the application conformity assessment procedure in accordance with Article 59(1) or Article 97(1) of the MDR.
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
In order to conduct clinical trials of our drug candidates, or supply future commercial drug candidates or devices, if approved, we will need to manufacture them in small and large quantities. Our manufacturing partners may be unable to successfully modify or scale-up the manufacturing capacity for any of our drug candidates or devices in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale-up the manufacture of our drug candidates or devices in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting drug may be delayed or not obtained, which could significantly harm our business. The supply of any of these materials used in treatment kits or RCLs may be limited or any of the supply manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the production of treatment kits and RCLs may be delayed. If any of our suppliers is unwilling or unable to meet its supply obligations and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline. The same risks apply to our internal manufacturing facilities.
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

Table of Content
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
Following Brexit, the UK and the EU signed a EU-UK TCA, which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. Among the changes that have occurred are that the United Kingdom is treated as a “third country,” a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement.

Table of Content
Northern Ireland initially continued to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods but the Windsor Framework (as further discussed below) has ended the applicability of the vast majority of EU regulatory rules in Northern Ireland, although, notably, Northern Ireland is subject to EU regulations related to medical devices, as set out below. Regarding medicinal products, part of the TCA, the EU and the UK recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.
On February 27, 2023, the UK Government and the European Commission reached a political agreement on the so-called “Windsor Framework”. The Framework revised the Northern Ireland Protocol to address some of the perceived shortcomings in its operation. The agreement was adopted at the Withdrawal Agreement Joint Committee on March 24, 2023. The Windsor Framework, in so far as it applies to medicinal products, came into effect on January 1, 2025.
As it relates to marketing authorizations of medicinal products, the United Kingdom has a separate regulatory submission process, approval process and a separate national marketing authorization. The scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU Member States no longer encompasses the UK. In these circumstances, a separate marketing authorization granted by the UK competent authorities is required to place medicinal products on the market in the UK.
Regarding medical devices, in light of the fact that the CE Marking process is set out in EU law, which no longer applies in the United Kingdom, the United Kingdom has devised a new route to market culminating in a UKCA Mark to replace the CE Mark. Northern Ireland will, however, continue to be covered by the regulations governing CE Marks. The UK MHRA has established transitional provisions to recognize the acceptance of certain CE marked medical devices on the Great Britain market until June 30, 2030, at the latest, depending on the type of device and its classification. Accordingly, medical devices which, for example, meet all requirements of the EU MDD and have a valid CE Certificate of Conformity and EU Declaration of conformity issued under the MDD prior to May 26, 2021, may be placed on the market until the sooner of expiry of the CE Certificate of Conformity or June 30, 2028. Medical devices which meet all requirements of the EU MDR may be placed on the market until June 30, 2030. Manufacturers of medical devices located outside the UK, including manufacturers of CE marked medical devices, need to appoint a UK Responsible Person before the devices may be placed on the GB market. The UK government plans on introducing new legislation governing medical devices which will be delivered though secondary legislation. The first piece of legislation was laid in 2024 and updates post-market surveillance requirements. Additional instruments will follow in 2025 and 2026 to introduce new pre-market requirements including international reliance, and further enhancements to the regulations.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were brought forward in legislation laid before Parliament in December 2024. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR and will be debated in 2025, such amendments are currently proposed to come into force in early 2026. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.
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

Table of Content
end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.
There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in UK, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the UK.
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

Table of Content
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
•cause development delays;
•prevent us from out-licensing or commercializing eDSP, or our other drug candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
The market price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•our ability to complete clinical development of eDSP, on a timely basis or at all;
•our ability to continue as a going concern, the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•changes in our business strategy;
•timing and results of clinical trials;
•our ability to identify partnership and licensing opportunities to support the future development of eDSP;
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

Table of Content
•announcements of technological innovations by us or our competitors;
•overall conditions in our industry and the markets in which we operate;
•addition or loss of significant customers, or other developments with respect to significant customers;
•changes in laws or regulations applicable to our drug candidates, including eDSP;
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

Table of Content
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
In addition, we have filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which permits us to sell from time-to-time up to $200.0 million of additional shares of our common stock or other securities in one or more offerings. In particular, we may offer and sell up to $75.0 million shares of our common stock from time to time pursuant to the Controlled Equity OfferingSM Sales Agreement dated December 18, 2024, or the Sales Agreement, that we have entered into with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC. As of the filing date of this Annual Report, we have not sold any shares of our common stock pursuant to the Sales Agreement. Depending on market liquidity at the time, sales of our common stock pursuant to the Sales Agreement, or other sales of our common stock or other securities under the Shelf Registration Statement, may cause the trading price of our common stock to decline.
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
Additionally, in December 2022, we received a written notice from the Nasdaq Listing Department notifying us that we were in noncompliance with the Minimum Bid Price Requirement and we regained compliance in April 2023. In December 2023, we again received a written notice from the Nasdaq Listing Department notifying us that we were in noncompliance with the Minimum Bid Price Requirement and regained compliance later in December 2023. In June 2024, we again received a written notice from the Nasdaq Listing Department notifying us that we were in noncompliance with the Minimum Bid Price Requirement and regained compliance later in November 2024. There can be no assurance that we will continue to meet the Minimum Bid Price Requirement, or any other Nasdaq requirements, in the future.
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

Table of Content
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

Table of Content
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

Table of Content
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
If our internal information systems, those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences including, but not limited to, regulatory investigations or actions, litigation, fines/penalties, disruptions of our business operations, reputational harm, and loss of revenue or profits.
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
Despite the implementation of security measures designed to detect and mitigate vulnerabilities, our internal information systems and those of third parties with whom we work (such as our CROs and other contractors and consultants) are vulnerable to damage from sources including, but not limited to, malicious code (e.g., computer viruses), malware, ransomware attacks, social engineering attacks, software or hardware failures or bugs, telecommunications failures, data loss, and unauthorized access (including as a result of personnel misconduct or error). In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network.
It is difficult and costly to detect, investigate, mitigate, contain and remediate security incidents. Our efforts to do so may not be successful. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
Material information system failures or security breaches can cause interruptions in our operations which could result in a material disruption of our development programs and our business operations, as well as adverse consequences including, but not limited to, investigations, fines/penalties, litigation, and reputational harm, as well as triggering data breach notification obligations. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our drug candidates and other third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Our reliance on third-party service providers could also introduce new cybersecurity risks and vulnerabilities, such as supply-chain attacks. To the extent that any disruption or security breach has in past or were in the future to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed. Additionally, future or past business transactions could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, or that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
Our ability to utilize our federal net operating loss and tax credit carryforwards may be limited.
Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80%

Table of Content
of taxable income for tax years beginning January 1, 2018. NOLs generated in Italy are subject to Italian tax laws and deductibility of such Italian NOLs may be limited to 80% of taxable income.
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
Item 1B. Unresolved Staff Comments.
None
Item 1C. Cybersecurity.
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing Company’s our risk management processes, including oversight and mitigation of risks from cybersecurity threats. Management is responsible for the day-to-day administration of our risk management program and our cybersecurity policies, processes, and practices.
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
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our IT Department works with management in an effort to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
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

Table of Content
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including If our internal information systems, those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences including, but not limited to, regulatory investigations or actions, litigation, fines/penalties, disruptions of our business operations, reputational harm, and loss of revenue or profits.
Governance
Our Audit Committee receives regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, threats, risks and mitigation. Our Audit Committee also receives information regarding certain cybersecurity risks that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk.
Our Information Systems Representative, in coordination with senior management including our Chief Operating Officer works collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, cross-functional teams throughout our company address cybersecurity threats and respond to and escalate certain cybersecurity incidents. Through ongoing communications with these teams, the Information Systems Representative and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Audit Committee when appropriate. The Information Systems Representative has served in various roles in information technology and information security for over 26 years, including serving as the Director of Information Technology of another public company. Our Chief Operating Officer has over 7 years of experience managing information technology, including cybersecurity and risk management.
Item 2. Properties.
Our corporate headquarters are currently located in South San Francisco, California, where we signed a lease agreement for a smaller office space pursuant to a lease agreement that expires in November 2025. We also have leases in Medolla, in the Province of Modena, Italy where we have our manufacturing facility pursuant to a lease agreement that expires in January 31, 2030 and in Bresso, in the Province of Milan, Italy, for office space pursuant to a lease agreement that expires in August 31, 2028. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.
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

Table of Content
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq under the trading symbol “QNCX”.
Our common stock has been traded under the ticker symbol “CRTX” on the Nasdaq since May 9, 2019, and since August 1, 2022 under the ticker symbol “QNCX”.
Stockholders
As of March 13, 2025, there were 41 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Additionally, the EIB Loan prohibits the payment of dividends. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
None
Item 6. [Reserved.]

Table of Content
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes, and Item 1 thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions, that are based on the beliefs of our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-K. Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “Quince,” “we,” “us” and “our” refer to Quince Therapeutics, Inc.
Overview
We are a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology for the treatment of rare diseases.
Our proprietary AIDE technology platform is an innovative drug/device combination platform that uses an automated process to encapsulate a drug into a patient’s own red blood cells. Red blood cells have several characteristics that make them an excellent vehicle for drug delivery potential including better safety and tolerability, enhanced tissue distribution, reduced immunogenicity, and prolongation of circulating half-life. Our AIDE technology is designed to harness many of these benefits to allow for new and improved therapeutic options for patients living with high unmet medical needs. eDSP is the first product in development that leverages our AIDE technology and is composed of DSP encapsulated in autologous red blood cells targeted to treat A-T. DSP is a corticosteroid well-described for its anti-inflammatory properties, but is also coupled with serious adverse events, including adrenal suppression. eDSP is designed to maintain the well-described efficacy of DSP while reducing or eliminating the significant adverse events that accompany chronic corticosteroid treatment. The altered biodistribution, pharmacokinetics, and pharmacodynamics of eDSP enabled by autologous red blood cells may, therefore, improve the safety profile, and maintain or increase the desired therapeutic effect of DSP.
Currently, there are no approved treatments for A-T and the global market, based on our internal estimates and assumptions, represents a more than $1 billion peak commercial opportunity. We believe this makes eDSP an ideal lead asset to demonstrate the clinical and commercial potential of our AIDE technology.

We intend to focus our development expertise and financial resources toward advancing a Phase 3 NEAT clinical trial, which is an international multicenter, randomized, double-blind, placebo-controlled study to evaluate the neurological effects of eDSP on patients with A-T. We plan to enroll approximately 86 patients with A-T aged six to nine years old and approximately 20 A-T patients aged 10 years or older. This pivotal clinical trial will be conducted under an SPA agreement with the FDA, which should allow for the submission of an NDA following completion of this study, provided we obtain positive results. As of March 24, 2025, 60 participants have been enrolled in the Phase 3 NEAT clinical trial of eDSP and 24 participants have entered the OLE study. We expect to report topline results from this trial in the fourth quarter of 2025, with potential NDA and MAA submissions in 2026, assuming positive study results.
Fiscal Year 2024 Key Events:
•Initiated the Phase 3 NEAT clinical trial of eDSP in A-T in June 2024 and the OLE study in December 2024.
•Selected DMD as our second development program and began work generating a Phase 2 clinical trial study designed to evaluate eDSP for the potential treatment of patients with DMD.
•Completed evaluation process of other potential rare disease indications for eDSP beyond A-T and DMD that resulted in a prioritized list of immunological and autoimmune focused rare disease indications for potential new program development.
•Granted Fast Track designation from the FDA for our eDSP System for the treatment of patients with A-T in June 2024.
•Published efficacy and safety results from our Phase 3 ATTeST clinical trial evaluating eDSP for the treatment of A-T in medical journal The Lancet Neurology.
•Participated at notable scientific conferences, including poster presentations at the 53rd Child Neurology Society (CNS) Annual Meeting and the 2024 International Congress for Ataxia Research (ICAR), where we presented data from our prior Phase 3 ATTeST clinical trial.

Table of Content
•Completed an initial patient sizing project based on third-party analysis from IQVIA Medical Claims (Dx), PharmetricsPlus (P+), and IQVIA Analytics, which confirmed that the number of diagnosed patients with A-T in the U.S. is estimated to be to approximately 4,600.
•Established a Scientific Advisory Board (SAB) comprised of leading experts in biochemistry, neurology, immunology, hematology, pharmacology, and clinical practice who are uniquely positioned to provide us with deep insights and advice to support advancement of our drug programs.
Financial Overview
Following our acquisition of EryDel in October 2023, we shifted our strategic focus to become a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology to deliver innovative therapeutics to those living with rare diseases.
Our strategic focus is to apply our resources and capital toward the advancement of our proprietary AIDE technology platform and Phase 3 lead asset, eDSP. The NEAT study is an international multicenter, randomized, double-blind, placebo-controlled study to evaluate the neurological effects of eDSP on patients with A-T. We plan to enroll approximately 86 patients with A-T aged six to nine years old and approximately 20 A-T patients aged 10 years or older. This pivotal clinical trial will be conducted under an SPA agreement with the FDA, which should allow for the submission of an NDA following completion of this study, provided we obtain positive results.
To expand our development pipeline, we also intend to initiate a DMD Phase 2 study in 2025 and will advance the development of immunology and autoimmune focused rare disease indications for eDSP, subject to additional financing.
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
Historically, our research and development expenses have supported the advancement of atuzaginstat (COR388) and COR588 and to a lesser extent the clinical and regulatory development of NOV004. As we sold our legacy protease inhibitor portfolio including COR388 and COR588 to Lighthouse Pharmaceuticals, Inc. in January 2023, we did not incur any additional expenses related to these legacy assets from the second quarter of 2023 onward. Additionally, due to the decision made on January 30, 2023 to discontinue internal development of NOV004 and following the termination of the License Agreement with PRF on October 31, 2023, we have not and do not expect to incur any additional NOV004 costs.
We expect our research and development expenses to remain in the current levels as we continue our Phase 3 NEAT clinical trial and expand into new indications, including Phase 2 study in DMD.
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

Table of Content
Fair Value Adjustment for Contingent Consideration
We record fair value adjustment for contingent consideration primarily due to the expected timing of achieving various milestones, and the passage of time related to the contingent consideration earnout resulting from the EryDel Acquisition. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.
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
Critical Accounting Estimates
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
The critical accounting estimates relate to the following:
•Research and Development Expenses
•Business Combination
•Goodwill
•Identifiable Intangible Assets
•Contingent Consideration
•Long-term Debt
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

Table of Content
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
Goodwill
When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. In performing the annual impairment test, the fair value of the reporting unit is compared to its corresponding carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill. During 2024, we recognized a non-cash goodwill impairment charge of $17.1 million.

Table of Content
Identifiable Intangible Assets
We have acquired intangible assets through our business combinations with EryDel in 2023. When significant identifiable intangible assets are acquired, we engage an independent third party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:
•estimating the timing of and expected costs to complete the in-process projects;
•projecting regulatory approvals;
•estimating future cash flows including revenues and operating profits resulting from completed products and in-process projects; and
•developing appropriate discount rates and probability rates by project.
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
Impairment of Intangible Assets
Finite-lived intangible asset consists primarily of the tradename and is amortized on a straight-line basis over their estimated useful lives. Indefinite lived intangible assets are not amortized, Intangible assets related to IPR&D acquired in a business combination or an acquisition that are used in IPR&D shall be considered indefinite lived until the completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values.
Contingent Consideration
We determine the acquisition date fair value of contingent consideration using a probability-weighted discounted cash flow model, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. During the year ended December 31, 2024, we recorded a net $4.0 million adjustment to increase the fair value of its contingent consideration related to the acquisition of EryDel. The adjustment is reflected within operating loss on the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.
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

Table of Content
Results of Operations
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
The following sets forth our results of operations for the year ended December 31, 2024 and 2023 (in thousands, except for percentages):

	Years Ended December 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$18,590	$9,447	$9,143	97%
General and administrative	17,580	17,695	(115)	(1)%
Goodwill impairment charge	17,130	—	17,130
Intangible asset impairment charge	—	5,900	(5,900)	(100)%
Fair value adjustment for contingent consideration	3,985	1,578	2,407	153%
Total operating expenses	57,285	34,620	22,665	65%
Loss from operations	(57,285)	(34,620)	(22,665)	65%
Fair value adjustment for long-term debt	(1,709)	(338)	(1,371)	406%
Interest income	2,929	3,478	(549)	(16)%
Other expense, net	(676)	(102)	(574)	563%
Net loss before income tax (expense) benefit	(56,741)	(31,582)	(25,159)	80%
Income tax (expense) benefit	(87)	197	(284)	(144)%
Net loss	$(56,828)	$(31,385)	$(25,443)	81%
Research and Development Expenses (in thousands, except for percentages):

	Years Ended December 31,		Change
	2024	2023	$	%
Direct research and development expenses:
eDSP	$13,259	$1,655	$11,604	701%
NOV004	—	2,048	(2,048)	(100)%
Other direct research costs	272	461	(189)	(41)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	4,593	4,619	(26)	(1)%
Facilities and other research and development expenses	466	664	(198)	(30)%
Total research and development expenses	$18,590	$9,447	$9,143	97%
Research and development expenses were $18.6 million for the year ended December 31, 2024, compared to $9.4 million for the year ended December 31, 2023, an increase of $9.1 million.
The costs for eDSP development increased by $11.6 million compared to the same period from the prior year due to the start-up and ramping up costs related to our Phase 3 NEAT clinical trial. This increase was primarily due to clinical trial costs of $10.6 million and $1.0 million in manufacturing costs.
After the decision made on January 30, 2023 to discontinue internal development of NOV004 and following the termination of the License Agreement with PRF on October 31, 2023, we have not and do not expect to incur any additional NOV004 costs in the future.

Table of Content
Our personnel related costs remained consistent with a slight decrease of $26.0 thousand during the year ended December 31, 2024 as compared to the year ended December 31, 2023, mainly as a result of a $0.3 million decrease in allocated stock-based compensation costs, offset by a $0.3 million increase in personnel-related expenses
Facilities and other research and development expenses decreased by $0.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023 primarily due to a decrease in storage and facilities expenses.
General and Administrative Expenses
General and administrative expenses decreased by $0.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The change in general and administrative expenses is primarily due to a decrease of $1.5 million in legal fees, $0.7 million in consulting and professional fees expenses, and $0.3 million in corporate insurance expenses. These decreases were partially offset by an increase of $1.1 million in personnel-related expenses, $0.3 million in business development expenses, $0.2 million in audit and tax fees, and $0.8 million in other professional and administrative expenses year over year.
Goodwill Impairment Charge
During the year ended December 31, 2024, we conducted an impairment analysis of our goodwill that resulted from the acquisition of EryDel in October 2023. That assessment included a qualitative assessment of deteriorating macro-economic conditions, including inflationary pressures and high interest rates, and the continuing decline in our market capitalization from the date of the acquisition. This qualitative assessment indicated that our goodwill was potentially impaired. To determine the extent, if any, by which our goodwill was impaired, we conducted additional quantitative analyses which resulted in our fair value being significantly below our current carrying value. As a result of the analyses, we recorded a non-cash goodwill impairment charge of $17.1 million for the year ended December 31, 2024.
Intangible Assets Impairment Charge
During the year ended December 31, 2023, we conducted an impairment analysis of our intangible asset IPR&D that resulted from the purchase of Novosteo, Inc. in May 2022. To determine the extent, if any, by which our IPR&D Intangible Asset was impaired, we conducted a quantitative analysis which resulted in our fair value being significantly below our current carrying value due to the assumptions changing as a result of the decision to hold this asset for sale in January 2023. As a result of the analyses, we recorded a non-cash intangible asset IPR&D impairment charge of $5.9 million for the year ended December 31, 2023.
Fair Value Adjustment for Contingent Consideration
For the year ended December 31, 2024, we recorded a fair value adjustment for contingent consideration which resulted in a $4.0 million increase primarily due the probability and expected timing of achieving various milestones and the passage of time. The Company owes no further payments to EryDel shareholders for development-related milestones.
Fair Value Adjustment for Long-term Debt
For the year ended December 31, 2024, we recorded a fair value adjustment for long-term debt which resulted in a $1.7 million charge primarily due to the passage of time and the interest accrued for the loan with the EIB.
Interest Income
Interest income decreased by $0.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The change was due to decreased yields on our investment portfolio and decreased average balances.
Other Expense, net
Other expense, net increased by $0.6 million for the year ended December 31, 2024 primarily due to unrealized losses resulting from changes in foreign exchange rates.

Table of Content
Income Tax
We recorded tax expense of $0.1 million for the year ended December 31, 2024 and tax benefit of $0.2 million for the year ended December 31, 2023. Tax expense is primarily driven by foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.
Liquidity and Capital Resources
We have not generated any revenue and we have never been profitable. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through December 31, 2024, we received net proceeds of approximately $304.1 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.
We have incurred net losses since the commencement of our operations. As of December 31, 2024, we had an accumulated deficit of $376.5 million. We incurred a net loss of $56.8 million in the year ended December 31, 2024. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.
We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidate, and the achievement of a level of revenues adequate to support our cost structure. As of December 31, 2024 and 2023, we had cash, cash equivalents and short-term investments of $40.8 million and $75.1 million, respectively. Based on our current operating plan, we believe that our cash and cash equivalents balance as of December 31, 2024 will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Annual Report on Form 10-K, and we will need to obtain additional funding. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of December 31, 2024, we concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
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
We believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through Phase 3 NEAT topline results and into 2026, but that assumption does not include any costs or cash expenditures associated with initiating additional programs.
Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to eDSP, the initiation and continuation of the Phase 3 NEAT clinical trial, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We may continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on

Table of Content
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
•payment of future milestones to EryDel shareholders and payments to the EIB in respect of obligations under the EIB Loan;
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
Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. However, based on our current business plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations, which would include anticipated clinical and development activities related to eDSP through completion of the Phase 3 NEAT clinical trial, but does not include any costs or cash expenditures associated with initiating additional programs. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Financing
Equity Financing
On December 18, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or the Agents, relating to the sale of shares of our common stock (the “Sales Agreement”). In accordance with the terms of the Sales Agreement, the Company may offer and sell up to $75.0 million of shares of common stock. During the year ended December 31, 2024, the Company did not sell any shares of common stock pursuant to the Sales Agreement.
Debt Financing
In connection with the acquisition of EryDel on October 20, 2023, we guaranteed the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to our business and capitalization. As of December 31, 2024, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts

Table of Content
outstanding under the tranches on the repayment dates specified in the relevant disbursement offer. The first repayment date of tranche C shall fall not earlier than twelve months from the disbursement date of such tranche. The last repayment date of tranche C and tranche D shall fall not later than 5 years from the disbursement date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and both principal and interest are payable on the maturity date for each tranche (with the exception of 2% cash interest which shall accrue and be payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment, which shall correspondingly reduce the deferred interest rate accruing during such period). The fixed rates range from 7.0% to 9.0% per annum. As of December 31, 2024, principal of 10.0 million euros ($10.4 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the consolidated balance sheet at fair value with imputed interest of 9.0% included.
We may voluntarily prepay, in whole or in part with a prepayment premium. In the event of an occurrence of an event of default, a change in control and certain other prepayment events, as specified in the Debt Agreement, we will be required to prepay the outstanding EIB Loan together with an additional remuneration buyout fee, as specified in the Debt Agreement. The Debt Agreement includes a provision for additional remuneration to be paid in addition to interest. The amount of additional remuneration to be paid is equal to 2.5% of revenue up to 125.0 million euros, plus 1.85% of revenue between 125.0 and 250.0 million euros, plus 1.0% of revenue in excess of 250.0 million euros, multiplied by a varying percentage based on how many tranches have been drawn. The varying percentage is equal to 30.0% in the event tranche A has been drawn, 50.0% in the event tranche A and B have been drawn, 80.0% in the event tranche A, B and C have been drawn, and 100.0% in the event all four tranches have been drawn. The additional remuneration is payable for seven years, during the period January 1, 2026, through December 31, 2032. In the event of an occurrence of an event of default or prepayment, we may be required to pay an additional remuneration buyout fee.
The Debt Agreement requires us to maintain a minimum cash balance of 14.65 million euros ($15.3 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full (the “Minimum Cash Covenant”). In November 2024, we entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025, and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored (such period, the “Waiver Period”). Under the terms of the Amendment, we agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, solely during the waiver period, 2% cash interest on the outstanding principal amounts of tranches A and B are payable on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, reducing the total deferred interest on tranches A and B to 7% for the duration of the Waiver Period, and a one-time fee of 20,000 euros in connection with the Amendment. As of December 31, 2024, we have been in compliance with all covenants under the Debt Agreement.
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Years Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(31,904)	$(18,292)
Investing activities	21,908	(5,758)
Financing activities	(4,775)	143
Effect of exchange rate changes on cash	231	80
Net decrease in cash and cash equivalents	$(14,540)	$(23,827)
Operating Activities
Net cash used in operating activities was $31.9 million for the year ended December 31, 2024. Cash used in operating activities was primarily due to our net loss of $56.8 million for the period, adjusted for $25.4 million of non-cash items, including $17.1 million goodwill impairment charge, $4.7 million in stock-based compensation, $4.0 million change in the fair value of contingent consideration liabilities, $1.7 million change in the fair value of the EIB Loan and a net increase in our operating assets of $2.6 million, offset by a net increase in our accounts payable, and accrued expenses and other current liabilities of $2.1 million.

Table of Content

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
Investing Activities
Cash provided by investing activities was $21.9 million for the year ended December 31, 2024, primarily related to the maturities of short-term investments of $111.7 million, and the purchase of investments of $89.6 million.

Cash used in investing activities was $5.8 million in the year ended December 31, 2023, primarily related to the purchase of investments of $113.8 million, offset by maturities of investments of $111.2 million, transaction costs related to the EryDel acquisition net of cash acquired of $2.1 million, the advance of the note receivable to EryDel prior to the close of the acquisition of $1.0 million, and the purchase of equipment of $0.2 million.
Financing Activities

Cash used in financing activities was $4.8 million for the year ended December 31, 2024, which consisted of a cash milestone payment of $5 million in accordance with the purchase agreement entered into in connection with EryDel Acquisition, partially offset by proceeds of $0.2 million from the exercise of stock options in the period.

Cash provided by financing activities was $0.1 million in the year ended December 31, 2023, which consisted of net proceeds from the exercise of stock options in the period.
Contractual Obligations and Commitments
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.
We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $1.8 million in our consolidated balance sheet for expenditures incurred by these vendors as of December 31, 2024. We have approximately $23.1 million in cancellable future operating expense commitments based on existing contracts as of December 31, 2024. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. As of December 31, 2024, the fair value of the EIB Loan is $14.3 million and it is recorded as long-term debt on the consolidated balance sheet at fair value. As of December 31, 2024, the fair value of long-term contingent consideration on our books for the earnout related to the EryDel Acquisition is $56.7 million, refer to Note 3 to the consolidated financial statements for further details.
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

Table of Content
Item 8. Financial Statements and Supplementary Data.
Quince Therapeutics, Inc.

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Quince Therapeutics, Inc.
South San Francisco, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Quince Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Contingent Consideration
As disclosed in Notes 2, 3 and 13 to the consolidated financial statements, the Company’s consolidated contingent consideration balance was $56.7 million at December 31, 2024, and the Company recorded a change in fair value of $4.0 million for the year ended December 31, 2024. At December 31, 2024 the contingent consideration arrangement related to

Table of Content
the Company’s 2023 acquisition of EryDel is comprised of payments up to $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified on market and sales milestones. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model.
We identified the valuation of contingent consideration as a critical audit matter. Under the probability-weighted discounted cash flow model, the key estimates and assumptions used in the valuation of the contingent consideration include management’s determination of the expected timing of milestone achievement, particularly related to NDA acceptance, special approval milestones and specified on market milestones. Changes to these key estimates and assumptions could have a significant impact on the fair value of the contingent consideration. Auditing these assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address this matter.
The primary procedures we performed to address this critical audit matter included:
•Assessing management’s expected timing of milestone achievements by corroborating with personnel knowledgeable with the current progression of the product candidates and comparing with relevant industry studies.
•Corroborating management’s estimated timing of milestone achievement by reviewing the Company’s internal product development timeline.
•Assessing management’s ability to forecast milestone achievement dates by analyzing the historical accuracy of these forecasts.
/s/ BDO USA, P.C.
We have served as the Company's auditor since 2018.
San Jose, California

March 24, 2025

Table of Content
QUINCE THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,212	$20,752
Short-term investments	34,572	54,307
Prepaid expenses and other current assets	3,252	2,381
Total current assets	44,036	77,440
Property and equipment, net	315	234
Operating lease right-of-use assets	498	385
Goodwill	—	17,625
Intangible assets	60,045	63,672
Other assets	9,584	8,544
Total assets	$114,478	$167,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,903	$2,033
Short-term contingent consideration	—	4,103
Accrued expenses and other current liabilities	4,375	3,436
Total current liabilities	7,278	9,572
Long-term debt	14,321	13,429
Long-term operating lease liabilities	394	321
Long-term contingent consideration	56,691	53,603
Deferred tax liabilities	4,963	5,304
Other long-term liabilities	685	587
Total liabilities	84,332	82,816
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,001,643 and 42,973,215 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	44	43
Additional paid in capital	406,609	401,638
Accumulated other comprehensive income (loss)	(35)	3,047
Accumulated deficit	(376,472)	(319,644)
Total stockholders’ equity	30,146	85,084
Total liabilities and stockholders’ equity	$114,478	$167,900
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$18,590	$9,447
General and administrative	17,580	17,695
Goodwill impairment charge	17,130	—
Intangible asset impairment charge	—	5,900
Fair value adjustment for contingent consideration	3,985	1,578
Total operating expenses	57,285	34,620
Loss from operations	(57,285)	(34,620)
Fair value adjustment for long-term debt	(1,709)	(338)
Interest income	2,929	3,478
Other expense, net	(676)	(102)
Net loss before income tax (expense) benefit	(56,741)	(31,582)
Income tax (expense) benefit	(87)	197
Net loss	(56,828)	(31,385)
Other comprehensive loss:
Foreign currency translation adjustments	(3,160)	2,789
Unrealized gain on available-for-sale securities	78	547
Total comprehensive loss	$(59,910)	$(28,049)
Net loss per share - basic and diluted	$(1.31)	$(0.84)
Weighted average shares of common stock outstanding - basic and diluted	43,262,269	37,237,149
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	36,136,480	36	389,105	(289)	(288,259)	100,593
Issuance of common stock on exercise of stock options and vesting of restricted stock units	374,713	—	167	—	—	167
Restricted stock award retirement	(63,293)	—	(18)	—	—	(18)
Stock based compensation	—	—	5,220	—	—	5,220
Share issuance in connection with acquisition of EryDel S.p.A	6,525,315	7	7,164	—	—	7,171
Foreign currency translation adjustment	—	—	—	2,789	—	2,789
Unrealized gain (loss) on available for sale investments	—	—	—	547	—	547
Net loss	—	—	—	—	(31,385)	(31,385)
Balance as of December 31, 2023	42,973,215	$43	$401,638	$3,047	$(319,644)	$85,084
Issuance of common stock on exercise of stock options and vesting of restricted stock units	303,391	—	225	—	—	225
Stock based compensation	—	—	4,746	—	—	4,746
Release of indemnity holdback shares in connection with acquisition of EryDel S.p.A	725,037	1	—	—	—	1
Foreign currency translation adjustment	—	—	—	(3,160)	—	(3,160)
Unrealized gain (loss) on available for sale investments	—	—	—	78	—	78
Net loss	—	—	—	—	(56,828)	(56,828)
Balance as of December 31, 2024	44,001,643	$44	$406,609	$(35)	$(376,472)	$30,146
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net Loss	$(56,828)	$(31,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,746	5,220
Depreciation and amortization	186	322
Impairment loss on operating lease	—	66
Gain on sale of legacy assets	—	(78)
Loss on disposal of fixed assets	—	37
Change in the fair value of contingent consideration liabilities	3,985	1,578
Change in fair value of long-term debt	1,709	338
Non-cash goodwill and intangible asset impairment charge	17,130	5,900
Amortization of discount on available-for-sale investments	(2,348)	(2,019)
Change in deferred tax liabilities due to acquisition of Novosteo, Inc.	—	(248)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	(1,711)	4,246
Right of use assets, operating leases and operating lease liabilities	(135)	—
Other assets	(741)	(9)
Accounts payable	927	(288)
Accrued expenses and other current liabilities	1,176	(1,972)
Net cash used in operating activities	(31,904)	(18,292)
Cash flow from investing activities:
Purchase of investments	(89,562)	(113,781)
Proceeds from maturities of investments	111,727	111,209
Advancement of note receivable	—	(1,000)
Cash paid in acquisition of EryDel S.p.A. net of cash acquired	—	(2,116)
Proceeds from disposal of assets	—	90
Purchase of property and equipment	(257)	(160)
Net cash provided (used) by investing activities	21,908	(5,758)
Cash flows from financing activities:
Payment of contingent consideration	(5,000)	—
Proceeds from issuance of common stock upon exercise of stock options	225	149
Payments of finance leases	—	(6)
Net cash (used in) provided by financing activities	(4,775)	143
Effect of exchange rate changes on cash	231	80
Net decrease in cash and cash equivalents	(14,540)	(23,827)
Cash and cash equivalents at beginning of period	20,752	44,579
Cash and cash equivalents at end of period	$6,212	$20,752

Supplemental disclosures of non-cash information:
Net assets acquired of EryDel S.p.A. in exchange for common stock	$—	63,732
Right-of-use assets obtained in exchange for new operating lease liabilities	$216	—
Right-of-use asset and financing lease liability reduction as a result of lease modification	$—	(70)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
Description of Business
Quince Therapeutics, Inc. is a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology for the treatment of rare diseases.
The Company's proprietary AIDE technology platform is an innovative drug/device combination platform that uses an automated process to encapsulate a drug into a patient’s own red blood cells. Our Phase 3 lead asset, eDSP, leverages the AIDE technology to encapsulate DSP into a patient’s own red blood cells, and is targeted to treat a rare pediatric neurodegenerative disease, A-T.
Liquidity and Capital Resources
The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of December 31, 2024, the Company had an accumulated deficit of $376.5 million. Since inception through December 31, 2024, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds of the private investment in public equity transaction (“PIPE Financing”). As of December 31, 2024, the Company had cash, cash equivalents, and short-term investments of $40.8 million.
The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidate, and the achievement of a level of revenues adequate to support our cost structure. Based on our current operating plan, the Company believes that its cash and cash equivalents balance as of December 31, 2024 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the issuance of these consolidated financial statements, and we will need to obtain additional funding. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of December 31, 2024, management concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
In connection with the acquisition of EryDel on October 20, 2023 (the “EryDel Acquisition”), the Company became a guarantor in respect of an unsecured line of credit between EryDel and the European Investment Bank (the “EIB Loan” or “Debt Agreement” ). As of December 31, 2024, the principal of 10.0 million euros ($10.4 million) was outstanding on the EIB Loan. The Debt Agreement requires the Company to maintain a minimum cash balance of 14.65 million euros ($15.3 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full (the “Minimum Cash Covenant”) Furthermore, the Company may at any time voluntarily prepay, in whole or in part, together with certain fees as set forth in the Debt Agreement, the outstanding obligations under the Debt Agreement. In the event of a default or a change in control, as specified in the Debt Agreement, EIB may, subject to certain grace periods, accelerate the outstanding obligations under the EIB Loan.

Table of Content
In November 2024, the Company entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, the Company agreed to convert 2% out of the total 9% deferred interest on Tranches A and B to be payable quarterly, with the first payment due on March 31, 2025, and a one-time fee of 20,000 euros in connection with the Amendment.
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
Basis of Presentation
The accompanying consolidated financial statements and the notes thereto have been prepared in accordance with GAAP pursuant to the instructions of the SEC on Form 10-K through the rules and interpretive releases of the SEC under federal securities law.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of identifiable assets and liabilities in connection with business combinations including associated intangible assets and goodwill, contingent consideration, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, eligibility of expenses for the Australia research and development refundable tax credits, impairment of intangible assets, including goodwill; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.
Foreign Currency Translation and Transactions
The functional currency of the Company’s wholly-owned subsidiaries are the Euro and Australian Dollar. The Company's financial results and financial position are translated into U.S. dollars using exchange rates at balance sheet dates for assets

Table of Content
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
Segment Information
The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment, which is the business of developing and commercializing the Company's proprietary AIDE technology platform. The key factors used to identify the reportable segments are the organization of our business and alignment of the Company's internal operations and the nature of our AIDE technology. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the CODM, in deciding how to allocate resources and assess performance.
The Company’s Chief Executive Officer, who is the CODM, reviews financial information on a consolidated basis for purposes of allocating and evaluating financial performance. The CODM evaluates the Company’s performance and resource allocation by analyzing consolidated financial information. See Note 15 Segment Information for further details.
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
During 2024, the Company recognized a non-cash goodwill impairment charge of $17.1 million.
Contingent Consideration
The Company determines the acquisition date fair value of contingent consideration using a probability-weighted discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to the Company's acquisition of EryDel in October 2023, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. During the year ended December 31, 2024, the Company recorded a net $4.0 million adjustment to increase the fair value of its contingent consideration related to the acquisition of EryDel. The adjustment is reflected within operating loss on the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions

Table of Content
with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.
Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents include marketable securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as short-term investments. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term investments. Collectively, cash equivalents, short-term investments and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive loss in the consolidated statements of operations and included as a separate component of consolidated statements of stockholders’ equity (deficit). Realized gains and losses are included in interest income in the consolidated statements of operations and comprehensive loss.
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
During the year ended December 31, 2024, the Company recognized no impairment charges. During the year ended December 31, 2023, the Company recognized an impairment charge of $0.1 million for the Purdue lease.

Table of Content
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
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for the Company’s research and product development employees. Also included are non-personnel costs such as professional fees payable to third parties for preclinical and clinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs. The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with CROs that conduct and manage preclinical and clinical studies and research services on its behalf. Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to contracts with many research institutions, clinical research organizations and other service providers that conduct and manage clinical studies on the Company's behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts are mainly driven by time and materials incurred by these service providers. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered. Expenses related to clinical studies are generally recorded based on the timing of when services that have been performed on the Company’s behalf by the service providers, clinical trial budgets and in accordance with the contracts and related amendments. The determination of timing involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify the timing of when services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The Company periodically confirms the accuracy of estimates with the service providers and makes adjustments if necessary. Examples of estimated clinical expenses include:
•fees paid to CROs in connection with clinical studies;
•fees paid to investigative sites in connection with clinical studies;
•fees paid to contract manufacturers in connection with the production of clinical study materials; and
•fees paid to vendors in connection with preclinical development activities.
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

Table of Content
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
Comprehensive Loss
The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company had an unrealized gain and loss from its available-for sale securities and cumulative translation adjustment during the years ended December 31, 2024 and 2023, respectively, which are considered other comprehensive loss.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation and common stock options are considered to be potentially dilutive securities. Because the Company reported a net loss for the years ended December 31, 2024 and 2023, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for both periods.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in

Table of Content
ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 15 Segment Information for further detail.
Recent Accounting Pronouncements Not Yet Adopted
The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:
ASU 2023-09, Improvements to Income Tax Disclosures (ASC 740). In December 2023, the FASB issued this ASU to establish new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this ASU, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The ASU is effective beginning after December 2024 under a prospective approach. Early adoption is permitted. The Company is evaluating the disclosure requirements related to the new standard.
ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is evaluating the disclosure requirements related to the new standard.
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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2024 and 2023.
The Company elected the fair value option for the EIB Loan guaranteed by the Company in connection with the EryDel Acquisition. The Company adjusted the EIB Loan to fair value through the change in fair value of debt in the accompanying consolidated statements of operations and comprehensive loss. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings. The Company will breakout any change in value due to credit loss in accumulated other comprehensive loss. For the years ended December 31, 2024 and 2023, there was no change in value due to credit loss.

Table of Content
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2024 and 2023 are presented in the following tables (in thousands):

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,702	$3,702	$—	$—
Government and agency notes	34,572	—	34,572	—
Total Assets	$38,274	$3,702	$34,572	$—
Liabilities:
Contingent consideration	56,691	—	—	56,691
Long-term debt	14,321	—	—	14,321
Total	$71,012	$—	$—	$71,012

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,285	$4,285	$—	$—
Certificates of Deposit	729	—	729	—
Government and agency notes	68,524	3,971	64,553	—
Total Assets	$73,538	$8,256	$65,282	$—
Liabilities:
Contingent consideration	57,706	—	—	57,706
Long-term debt	13,429	—	—	13,429
Total	$71,135	$—	$—	$71,135
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
Level 3 Assets and Liabilities
Contingent Consideration
The following table reflects the changes in present value of acquisition related accrued earnouts of contingent consideration liability using significant unobservable inputs (Level 3) for the year ended December 31, 2024 and 2023:

(in thousands)
Balance as of December 31, 2022	$—
Acquisition date fair value of contingent consideration	56,128
Change in fair value of contingent consideration	1,578
Balance as of December 31, 2023	$57,706
Payout of contingent earnout based on milestone achievement	(5,000)
Change in fair value of contingent consideration	3,985
Balance as of December 31, 2024	$56,691

Table of Content
During the year ended December 31, 2024, the Company enrolled the first patient in the Phase 3 NEAT clinical trial. In accordance with the purchase agreement entered into in connection with EryDel Acquisition, the Company notified the former EryDel shareholders of this achievement within 45 days of achieving this milestone and paid the cash milestone payment of $5 million to the former EryDel shareholders. The Company owes no further payments to EryDel shareholders for development-related milestones. The remaining potential contingent payments in connection with the EryDel Acquisition pertain to approval, on market and sales milestones.
To estimate the fair value of the contingent consideration, the Company used a probability-weighted discounted cash flow model with an expected present value valuation technique with significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The estimates of fair value are uncertain and changes in the estimated inputs may result in significant adjustments to the fair value. The unobservable inputs consisted of the expected timing of milestone completion dates, probability of achievement, and discount rate. The change in the fair value of the contingent consideration is primarily driven by the expected timing of achieving various milestones, and the passage of time related to the contingent consideration earnout.
The following table summarizes the assumptions used in the valuation of the contingent consideration as of December 31, 2024 and 2023 (in thousands except for percentages):

	December 31,
	2024	2023
Expected timing of milestones completion dates	2026 - 2038	2024 - 2037
Discount rate	14.5%	15%
Probability of achievement	1% - 56.5%	0% - 100%
Long-term Debt
The following table presents the changes in the fair value of the Level 3 EIB Loan for the year ended December 31, 2024 and 2023:

(in thousands)
Balance as of December 31, 2022	$—
Acquisition of EIB Loan	12,564
Change in fair value	338
Due to foreign currency translation	527
Balance as of December 31, 2023	$13,429
Change in fair value	1,709
Due to foreign currency translation	(817)
Balance as of December 31, 2024	$14,321
To estimate the fair value of the EIB Loan, the Company used an expected present value valuation technique with significant unobservable inputs resulting in classification as a Level 3 measurement. The estimate of fair value is uncertain and changes in the estimated inputs may result in significant adjustments to the fair value. The unobservable inputs consisted of discount rate which includes the credit quality of the Company and credit spreads for comparable debt.
The following table summarizes the assumptions including the unobservable inputs related to the Company's long-term debt as of December 31, 2024 and 2023(in thousands except for percentages):

	December 31,
	2024	2023
Discount rate	13%	13%

Table of Content
Note 4. Cash, Cash Equivalents and Investments
The following tables categorize the fair values of cash, cash equivalents and investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents:
Cash	$2,510	$1,521
Money market funds	3,702	4,285
Government and agency notes	—	14,946
Total cash and cash equivalents	$6,212	$20,752

Short-term investments:
Certificates of deposit	$—	$729
Government and agency notes	34,572	53,578
Total short-term investments	$34,572	$54,307
The Company's investments are classified as available-for-sale securities. As of December 31, 2024, the weighted average remaining contractual maturities of available-for-sale securities was approximately 4 months. The unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other comprehensive income. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the years ended December 31, 2024 and 2023, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income. Based on the Company’s review of its available-for-sale securities, the Company has no available-for-sale securities in loss positions as of December 31, 2024. No other-than-temporary impairments on these securities were recognized for the years ended December 31, 2024 and 2023.
The Company periodically assesses its investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairment and credit losses related to available-for-sale securities for the years ended December 31, 2024 and 2023.
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

Table of Content
The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements as of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$3,702	$—	$—	$3,702
Government and agency notes	34,503	69	—	34,572
Total cash equivalents and investments	$38,205	$69	$—	$38,274

Classified as:
Cash equivalents (original maturities within 90 days)				$3,702
Short-term investments (maturities within one year)				34,572
Total cash equivalents and investments				$38,274

	Fair Value Measurements as of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$4,285	$—	$—	$4,285
Certificates of Deposit	735	—	(6)	729
Government and agency notes	68,528	13	(17)	68,524
Total cash equivalents and investments	$73,548	$13	$(23)	$73,538

Classified as:
Cash equivalents (original maturities within 90 days)				$19,231
Short-term investments (maturities within one year)				54,307
Total				$73,538
Note 5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development expenses	$1,300	$133
Short-term Italian research and development refundable tax credit	882	993
Prepaid insurance	629	809
Prepaid expenses	357	365
Other current assets	84	81
Total prepaid expenses and other current assets	$3,252	$2,381

The Company is eligible to obtain an R&D tax credit as companies in Italy that invest in eligible research and development activities, regardless of the legal form and economic sector in which they operate, can benefit from a R&D tax credit. Such tax credits can only be used to offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and other tax-related items that companies usually pay monthly). The Company recognized reductions to R&D expense of $1.7 million for the year ended December 31, 2024, and $0.2 million reductions for the year ended December 31, 2023.
Novosteo Pty, Ltd, a wholly-owned subsidiary of Novosteo, LLC, is eligible to obtain a cash refund from the Australian Taxation Office for eligible R&D expenditures under the Australian Tax Incentive. During the year ended December 31,

Table of Content
2024, the Company received $0 refundable tax credit. During the year ended December 31, 2023, the Company received a refundable tax credit of $0.5 million, which reduced prepaid expenses and other current assets by $0.5 million.
Other Assets
Other assets consisted of the following (in thousands):

	December 31,
	2024	2023
Long-term Italian research and development refundable tax credit	$4,053	$4,993
Value-Added Tax receivable	5,453	3,463
Equity investments in Lighthouse Pharmaceuticals, Inc.	78	78
Assets held for sale	—	10
Total other assets	$9,584	$8,544
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$55	$36
Computer Software	28	30
Lab equipment	635	486
Leasehold improvement	34	36
Office furniture	202	153
Less: accumulated amortization and depreciation	(639)	(507)
Property and equipment, net	$315	$234
Depreciation expense for property and equipment was $0.2 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Personnel expenses	$2,482	$2,340
Research and development expenses	1,029	564
Professional fees	460	211
Current portion of operating lease liabilities	96	64
Other	308	257
Total accrued expenses and other current liabilities	$4,375	$3,436

Table of Content
For the years ended December 31, 2024 and 2023, the severance accrual activity was as follows (in thousands):

	2024	2023
Beginning accrued severance	$341	$—
Incurred during the period	38	770
Severance paid during the period	(379)	(429)
Ending accrued severance	$—	$341
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
On August 4, 2023, the Company entered into a transition and separation agreement with Karen Smith, M.D., Ph.D., (the “Separation Agreement”) in connection with Dr. Smith’s transition and departure from the Company as the Company's Chief Medical Officer, effective as of September 1, 2023. Pursuant to the Separation Agreement, the Company is required to pay cash severance, equal to her annual salary, in the aggregate amount of $0.5 million, of which $0.3 million was paid during the year ended December 31, 2024. The severance is to be paid on regular payroll schedule through the third quarter of 2024. Additionally, pursuant to the Separation Agreement, the Company paid an additional cash bonus severance payment equal to 100% of Dr. Smith’s target annual bonus opportunity for 2023 on a prorated basis, an additional cash severance payment equal to 12 months of the monthly premiums for health care continuation benefits, and provided for 50% accelerated vesting with respect to Dr. Smith’s equity award. The acceleration of 612,141 options and 54,757 RSAs resulted in a stock-based compensation expense of approximately $0.1 million that was recorded in 2023.
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
In January 2024, the above-mentioned Lease Agreement for the office space in Medolla was renegotiated. The new Lease Agreement includes an additional space and commenced on February 1, 2024, and will end on January 31, 2030, substituting the Lease Agreement commenced in June 2018. The Company recorded an additional $0.2 million of operating lease right of use asset and liability during the year ended December 31, 2024.
The Company recognizes lease expense on a straight-line basis over the term of its operating lease. During the year ended December 31, 2024 and 2023, the Company recorded lease expense of $0.1 million and $0.4 million, respectively.

Table of Content
Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	December 31,
	2024	2023
Assets:
Operating lease right of use asset, net	$498	$385
Liabilities:
Short-term operating lease liability	96	64
Long-term operating lease liability	394	321
Total lease liabilities	$490	$385

Other information:
Weighted average remaining lease term	4.6 years	5.4 years
Weighted average discount rate	9.11%	7.95%
Future minimum lease payments under lease agreements as of December 31, 2024, were as follows (in thousands):

Fiscal Year
2025	$135
2026	132
2027	126
2028 and thereafter	203
Total lease payments	596
Less: imputed interest	(106)
Total remaining lease liability	$490
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
Note 7. Long-term Debt
In connection with the acquisition of EryDel on October 20, 2023, the Company became a guarantor in respect of the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to the Company’s business and capitalization. As of December 31, 2024, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment date. The first repayment date of tranche C shall fall not earlier than twelve months from the disbursement date of such tranche. The last repayment date of tranche C and tranche D shall fall not later than 5 years from the disbursement date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and is payable on the maturity date for each Tranche (with the exception of 2% cash interest which shall accrue and be payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment, which shall correspondingly reduce the deferred interest rate accruing during such period). The fixed rates range from 7.0% to 9.0% per annum. As of December 31, 2024, principal of 10.0 million euros ($10.4 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the consolidated balance sheet at fair value with imputed interest of 9.0% included.
The Debt Agreement requires the Company to maintain a minimum cash balance of 14.65 million euros ($15.3 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full (the “Minimum Cash Covenant”) . Furthermore, the Company may at any

Table of Content
time voluntarily prepay, in whole or in part, together with certain fees as set forth in the Debt Agreement, the outstanding obligations under the . In the event of a default or a change in control, as specified in the Debt Agreement, EIB may, subject to certain grace periods, accelerate the outstanding obligations under the EIB Loan.
In November 2024, the Company entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, the Company agreed to convert 2% out of the total 9% deferred interest on Tranches A and B to be payable quarterly, with the first payment due on March 31, 2025, and a one-time fee of 20,000 euros in connection with the Amendment.
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
The Company elected to account for the EIB Loan at fair value, which requires the EIB Loan to be recorded at fair value at issuance and at the end of each reporting period. Gains or losses upon remeasurement are to be recorded in other expense, net in the consolidated statements of operations and comprehensive income. The Company presents separately in other comprehensive income the portion of the total change in the fair value of the EIB Loan that results from a change in instrument-specific credit risk. The EIB Loan’s fair value at the date it was assumed adjusted its carrying value based on using a discounted cash flow analysis with a discount rate based on a yield curve that was adjusted for credit rating. The change in fair value as of December 31, 2024 was determined using a discounted cash flow analysis discounted at the market yield. The significant inputs used to measure the market yield as of December 31, 2024 relative to the date the EIB Loan was assumed was the change in credit quality of the Company, the change in credit spreads for comparable debt instruments, and the change in the risk-free rate. As of December 31, 2024, the fair value of the EIB Loan is $14.3 million, which includes a fair value adjustment of $1.7 million and foreign currency translation of $0.8 million during the year ended December 31, 2024.
Future minimum principal payments, as of December 31, 2024 are as follows (in thousands):

Year Ended December 31, 2024	Amount
2025	$—
2026	10,413
2027 and thereafter	—
Total future payments	10,413
Imputed interest and fair value adjustments	3,908
Total Debt as of December 31, 2024	$14,321
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

Table of Content
Indemnification
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2024 and 2023.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.
Note 9. Common Stock
Equity Transactions
On December 18, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or the Agents, relating to the sale of shares of our common stock, par value $0.001 per share. In accordance with the terms of this agreement, the Company may offer and sell up to $75.0 million of shares of common stock. During the year ended December 31, 2024, the Company sold zero shares of common stock.
Common Stock
The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2024	2023
Options issued and outstanding under the Quince 2019 Stock Plan	7,408,005	4,267,178
Shares available for issuance under Quince 2019 Stock Plan	2,428,575	4,005,784
Shares available for issuance under the Employee Stock Purchase Plan	1,924,262	1,494,530
Options issued and outstanding under the Novosteo 2019 Plan	163,839	310,431
Shares available for issuance under Novosteo 2019 Plan	246,797	246,797
Options issued and outstanding under the 2022 Inducement Plan	2,333,306	2,333,306
Shares available for issuance under 2022 Inducement Plan	1,666,694	1,666,694
Total	16,171,478	14,324,720
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of any preferred stock that may be outstanding at the time. The Company has never declared any dividends on common stock. As of December 31, 2024 and 2023, the Company had 44,001,643 and 42,973,215 shares of common stock issued and outstanding, respectively.
Note 10. Stock-Based Compensation
The Company operates three stock plans as of December 31, 2024:
•2019 Equity Incentive Plan (Quince)
•2019 Equity Incentive Plan (Novosteo)
•2022 Inducement Plan (Quince)

Table of Content
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
The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of December 31, 2024, the maximum aggregate number of shares that may be issued under the 2019 Plan is 11,755,418 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board may determine.
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
As of December 31, 2024, the Company had 2,428,575 shares available for future issuance under the Quince 2019 Plan.
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

Table of Content
Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	3,319,711	$16.07	4.77	$65
Options granted	3,346,958	1.03	—	—
Options exercised	(258,705)	0.42	—	240
Options cancelled / forfeited	(2,140,786)	16.52	—	—
Balance as of December 31, 2023	4,267,178	$5.00	8.85	$197
Options granted	3,674,500	1.25	—	—
Options exercised	(155,311)	0.93	—	65
Options cancelled / forfeited	(378,362)	6.28	—	—
Balance as of December 31, 2024	7,408,005	$3.16	8.37	$4,285
Options vested and expected to vest as of December 31, 2024	7,408,005	3.16	8.37	4,285
Options exercisable as of December 31, 2024	2,716,401	$6.34	7.52	$1,162
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock as of their respective balance sheet dates and the exercise price of outstanding options. The total intrinsic value of the Quince 2019 Plan options exercised was $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $1.04 and $0.82 per share, respectively. The total estimated grant date fair value of options vested during each of the years ended December 31, 2024 and 2023 was $12.4 million and $11.1 million, respectively.
For the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $2.9 million and $2.6 million, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of December 31, 2024, total unamortized employee stock-based compensation was $4.8 million, which is expected to be recognized over the remaining estimated vesting period of 2.59 years.
Restricted Stock Units (“RSUs”)
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date. RSUs granted to employees generally vest over a 2 – 4 year period.
The following table summarizes activity under the Company’s RSUs from the Quince 2019 Plan and related information:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	1,488	$4.30
RSUs granted	—	—
RSUs vested	(1,488)	4.30
RSUs cancelled	—	—
Unvested - December 31, 2024	—	$—
The fair value of the RSUs is determined on the grant date based on the fair value of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period of two years.

Table of Content
For the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $4.4 thousand and $37.0 thousand respectively, related to these RSUs. As of December 31, 2024, total unamortized stock-based compensation related to RSUs was $0.
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
As of December 31, 2024, the Company had 246,797 shares available for future issuance under the 2019 Novosteo Plan.
Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	503,105	$0.55	9.23	$44
Options granted	—	—	—	—
Options exercised	(105,808)	0.55	—	40
Options cancelled / forfeited	(86,866)	0.55	—	—
Balance as of December 31, 2023	310,431	$0.55	8.22	$155
Options granted	—	—	—	—
Options exercised	(146,592)	0.55	—	94
Options cancelled / forfeited	—	—	—	—
Balance as of December 31, 2024	163,839	$0.55	7.23	$216
Options vested and expected to vest as of December 31, 2024	163,839	0.55	7.23	216
Options exercisable as of December 31, 2024	66,827	$0.55	7.23	$88

Table of Content
For the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $0.2 million and $0.3 million, respectively, related to options granted to employees and non-employees for the 2019 Novosteo Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of December 31, 2024, total unamortized employee stock-based compensation was $0.2 million, which is expected to be recognized over the remaining estimated vesting period of 1.22 years.
Restricted Stock Awards

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2023	175,763	$3.30
RSAs granted	—	—
RSAs vested	(97,346)	3.30
RSAs cancelled	—	—
Unvested - December 31, 2024	78,417	$3.30
For the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $0.3 million and $0.5 million, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. The fair value of vested restricted stock awards was $0.3 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, total unamortized employee stock-based compensation was $0.2 million, which is expected to be recognized over the remaining estimated vesting period of 0.74 years.
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
As of December 31, 2024, the Company had 1,666,694 shares available for future issuance under the 2022 Inducement Plan.

Table of Content
Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance at December 31, 2022	3,742,255	$2.98	9.39	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(1,408,949)	2.98	—	—
Balance as of December 31, 2023	2,333,306	$2.98	8.39	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of December 31, 2024	2,333,306	$2.98	7.39	—
Options vested and expected to vest as of December 31, 2024	2,333,306	2.98	7.39	—
Options exercisable as of December 31, 2024	1,506,925	$2.98	7.39	—
For the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $1.3 million and $1.8 million, respectively, related to options granted to employees for the 2022 Inducement Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of December 31, 2024, total unamortized employee stock-based compensation was $1.8 million, which is expected to be recognized over the remaining estimated vesting period of 1.39 years.
Stock-Based Compensation Expense
The following table summarizes employee and non-employee stock-based compensation expense for the years ended December 31, 2024 and 2023 and the allocation within the consolidated statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2024	2023
General and administrative expense	$3,876	$4,003
Research and development expense	870	1,217
Total stock-based compensation	$4,746	$5,220
The Company estimates the fair value of its service-based stock option awards utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine. The following weighted average assumptions were used to calculate the fair value of stock-based compensation for the years ended December 31, 2024 and 2023:

	2024	2023
Expected volatility	106.05%	106.36%
Expected dividend yield	—%	—%
Expected term (in years)	6.21	6.22
Risk-free interest rate	3.78%	4.01%

Table of Content
Expected Term — The Company uses the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term.
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
Note 11. Income taxes
The components of the Company's loss before income taxes were as follows (in thousands):

	Years Ended December 31,
	2024	2023
United States	$(22,397)	$(27,375)
International	(34,344)	(4,207)
Total	$(56,741)	$(31,582)

Table of Content
The components of the Company's benefit for income taxes were as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Current expense (benefit):
Federal	$44	$—
State	—	—
Foreign	88	61
Total current expense (benefit):	132	61
Deferred expense (benefit):
Federal	—	(248)
State	—	—
Foreign	(45)	(10)
Total deferred expense (benefit):	(45)	(258)
Total income tax expense (benefit)	$87	$(197)
The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year ended December 31,
	2024		2023
Federal statutory income tax rate	21.00	%	21.00	%
State income taxes	0.34		4.47
Income tax credits	0.18		1.07
Stock based compensation	(1.49)		(26.35)
Foreign rate differential	3.96		0.89
Change in fair value - deferred consideration	(2.30)		(1.05)
Impairment of Goodwill	(8.25)		—
Other	(0.27)		(1.09)
Change in valuation allowance	(13.32)		1.68
	(0.15)	%	0.62	%

Table of Content
As of December 31, 2024 and 2023, the components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Deferred tax asset:
Federal and State net operating loss carryforwards	$87,188	$81,881
Stock based compensation	2,529	2,401
Other accruals	581	527
Capitalized research and development expense	3,127	3,220
Tax credits	8,545	8,343
Disallowed interest expense carryforward	1,194	1,043
Gross deferred tax asset	103,164	97,415
Valuation allowance	(91,488)	(85,111)
Total deferred tax assets	11,676	12,304
Deferred tax liabilities:
Capitalized leases	(120)	—
IPR&D	(16,519)	(17,608)
Gross deferred tax liabilities	(16,639)	(17,608)
Net deferred tax liabilities	$(4,963)	$(5,304)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and a deferred tax liability has been recorded as shown in the accompanying balance sheets. The valuation allowance increased by approximately $6.4 million and $15.4 million, respectively for the years ended December 31, 2024 and 2023.
As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $251.6 million of which $235.8 million will not expire and $15.8 million begin expiring in 2034. The Company also has state net operating loss carryforwards of approximately $34.8 million which begin to expire in 2034. Additionally, the Company has federal tax credits of approximately $10.1 million which begin to expire in 2036 and state tax credits of approximately $3.0 million which do not expire.
As of December 31, 2024, the Company has foreign net operating loss carryforwards, primarily in Italy, of approximately $131.0 million, which have no expiration date.
Pursuant to the Code Sections 382 and 383, annual use of a company’s U.S. NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has completed such an analysis pursuant to Sections 382 and 383 in prior years which determined that ownership changes occurred on December 22, 2015 and May 13, 2019, which had no impact on the NOLs available to offset future income. The Company had rolled forward the analysis through December 31, 2023 and no additional ownership changes had occurred.
The Company follows the provisions of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in the consolidated

Table of Content
financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest related to income tax matters in income tax expense.
The Company is subject to taxation in the United States, Australia, and Italy. Because of the net operating loss and research credit carryforwards, all of the Company’s tax years, from 2013 to 2024, remain open to U.S. federal, California, and other state tax examinations. The Company's Australian subsidiaries remain open to examination from their inception to 2024. The Company’s Italian subsidiary remain open to examination from their inception to 2024. The majority of our unrecognized tax benefits would not impact our effective tax rate due to a valuation allowance offsetting our deferred tax assets. The impact on our effective tax rate of recognizing unrecognized tax benefits is approximately $0.1 million. There were interest and penalties of $0.2 million and $0.1 million accrued as of December 31, 2024 and 2023, respectively. The Company does not expect that our uncertain tax positions will materially change in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Beginning balance	$4,339	$3,688
Additions for tax positions taken in a prior year	—	200
Additions for tax positions taken in a current year	91	451
Ending balance	$4,430	$4,339
Note 12. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(56,828)	$(31,385)
Denominator:
Weighted average common shares outstanding	43,262,269	37,237,149
Net loss per share, basic and diluted	$(1.31)	$(0.84)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2024	2023
Stock options issued and outstanding	9,905,150	6,910,915
Restricted stock units	—	1,488
Restricted stock awards	78,417	175,764
Total	9,983,567	7,088,167
Note 13. Business Combination
EryDel Business Combination
On October 20, 2023, the Company completed its acquisition of EryDel, a privately held, late-stage biotechnology company with a lead Phase 3 lead asset, eDSP, that targets the potential treatment of a rare neurodegenerative disease, A-T. The acquisition will drive Quinces’ next stage of growth, as EryDel’s proprietary drug-device combination technology platform and promising late-stage clinical asset represents an opportunity for the Company to expand into several debilitating rare diseases where chronic corticosteroid treatment is – or has the potential to become – a standard of care if there were not corticosteroid-related safety concerns. The Company accounted for this acquisition in accordance with ASC 805, Business Combinations, which requires the assets acquired and the liabilities assumed to be measured at fair value at

Table of Content
the date of the acquisition. As part of the acquisition of EryDel, the Company recorded deferred tax liability of $5.1 million and uncertain tax position liability of $0.5 million.
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
During the year ended December 31, 2024, the Company enrolled the first patient in the Phase 3 NEAT clinical trial and paid the cash milestone payment of $5 million to the former EryDel shareholders in accordance with the purchase agreement entered into in connection with EryDel Acquisition.
The following table summarizes the allocation of the consideration paid for EryDel to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date, with the excess recorded to goodwill (in thousands):

Table of Content

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
The Company has finalized the purchase price allocation, reflecting estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date.
The fair value of identifiable acquired IPR&D intangible assets was $60.6 million. IPR&D was determined using the Multi-Period Excess Earnings Method (the “MPEEM”) under the income approach. MPEEM calculates the economic benefits by determining the income attributable to an intangible asset after the returns are subtracted for contributory assets such as working capital, assembled workforce, and fixed assets. The resulting after-tax net earnings were discounted at 16.6%, a rate commensurate with the risk inherent in the economic benefit projections of the assets. The probability-weighted, projected cash flows were calculated based on projections of revenues and expenses related to the asset and were assumed to extend through a multi-year projection period. The IPR&D has an indefinite useful life, and as such, is not amortized but rather tested for impairment at least annually.
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
The excess of the fair value of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded global market opportunities. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is not amortized but is tested for impairment at least annually. During the year ended December 31, 2024, the Company recorded a full goodwill impairment, resulting in non-cash charge of $17.1 million. Please refer to Note 14 for this assessment.
The transaction costs associated with the acquisition were approximately $2.5 million, of which $2.3 million were recorded in general and administrative expenses and $0.2 million were recorded in research and development expenses in the consolidated statement of operations and comprehensive loss for the year-ended December 31, 2023. No transaction expenses were incurred during the year ended December 31, 2024.

Table of Content
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

For the year ended December, 31
2023
Revenue	$—
Net Loss	(40,265)
The 2023 supplemental pro forma earnings were adjusted to exclude $2.5 million of acquisition-related costs incurred in 2023.
Following the finalization of the purchase price allocation, the Company does not anticipate incurring any additional acquisition-related expenses or changes to the fair values of the assets acquired and liabilities assumed as of the acquisition date.
Note 14. Intangible Assets
EryDel Intangible Assets
The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

(in thousands)
In-process research and development:
Balance as of December 31, 2022	$—
Acquisition date fair value of in-process research and development	60,636
Foreign currency translation adjustments	2,561
Balance as of December 31, 2023	$63,197
Foreign currency translation adjustments	(3,578)
Balance as of December 31, 2024	$59,619
The following table provides details of the carrying amount of the Company's finite-lived intangible asset (in thousands, except useful life):

		As of December 31, 2024			As of December 31, 2023
	Useful life	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite life intangible assets:
Trade name	21 years	$460	$(26)	$434	$460	$(4)	$456
Foreign currency translation adjustments				(8)			19
Total				$426			$475

Table of Content
The Company performs annual impairment reviews of its intangible assets during the fourth fiscal quarter or more frequently if appropriate. As of December 31, 2024, the Company did not incur any impairment losses related to its EryDel intangible assets. The remaining amortization period for the trade name is 19.8 years as of December 31, 2024.
Novosteo Intangible Assets
In January 2023, the Company decided to abandon internal development of NOV004 and pursue out-licensing opportunities. As a result, several of the assumptions used in determining the initial fair value have changed including discount rate and expected cash flows and thus triggered the need for an interim impairment assessment as required under ASC 350. And so, the Company performed a fair value assessment of the Intellectual Property as of March 31, 2023, and based upon this assessment, the fair value was determined to be significantly below its carrying value and resulted in an asset impairment charge of $5.9 million during the year ended December 31, 2023.
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
Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall Company performance and events directly affecting the Company. It was noted during the assessment that the Company's market capitalization was significantly below its carrying value and a further quantitative analysis was conducted to determine to the extent, if any, the Company's carrying value exceeded its fair value as of June 30, 2024. The quantitative analysis used fair value based on market capitalization adjusted for control premium based on market comparable transactions. This quantitative analysis resulted in the Company's fair value being significantly below its carrying value, resulting in a non-cash goodwill impairment charge of $17.1 million being recorded during the year ended December 31, 2024.
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2022	$—
Goodwill addition related to the acquisition of EryDel	16,929
Foreign currency translation adjustments	696
Balance as of December 31, 2023	$17,625
Impairment charge	(17,130)
Foreign currency translation adjustments	(495)
Balance as of December 31, 2024	$—
Note 15. Segment Information
The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment, which is the business of developing and commercializing the Company's proprietary AIDE technology platform. The key factors used to identify the reportable segments are the organization of our business and alignment of the Company's internal operations and the nature of our AIDE technology. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the CODM, in deciding how to allocate resources and assess performance.
The Company’s Chief Executive Officer, who is the CODM, reviews financial information on a consolidated basis for purposes of allocating and evaluating financial performance. The CODM evaluates the Company’s performance and resource allocation by analyzing consolidated net loss, as reported on the consolidated statement of operations. This assessment involves comparing net loss across prior periods, the Company's forecast, and total expenditures related to eDSP product development and the ongoing Phase 3 NEAT clinical trial.

Table of Content
The measure of segment assets reviewed by the CODM is the consolidated total assets, as reported on the consolidated balance sheet. The following table presents the measure of segment assets regularly provided to the CODM (in thousands):

	December 31,
	2024	2023
Cash, cash equivalents and short-term investments	40,784	75,059
The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within consolidated net loss (in thousands):

	Years Ended December 31,
	2024	2023
Research and development:
Personnel	$3,724	$3,402
Stock-based compensation	870	1,217
Clinical and contract manufacturing	16,006	4,278
Other	(2,010)	550
General and administrative:
Personnel	5,218	3,968
Stock-based compensation	3,876	4,003
Consulting and professional costs	5,115	7,100
Other	3,371	2,624
Goodwill impairment charge	17,130	—
Intangible asset impairment charge	—	5,900
Fair value adjustment for contingent consideration	3,985	1,578
Total operating expenses	57,285	34,620
Loss from operations	(57,285)	(34,620)
Other segment items	457	3,235
Net loss	$(56,828)	$(31,385)

Other segment items within net loss include fair value adjustment for long-term debt, interest income, other expense, net, and income tax (expense) benefit.
The Company’s long-lived assets consist primarily of property, plant and equipment, net, and operating lease right-of-use assets are maintained in Italy. As of December 31, 2024 and 2023, no individual country other than the U.S. accounted for 10% or more of these assets.
Note 16. Employee Benefit Plan
The Company sponsors a 401(k) defined contribution plan for its US employees. This plan provides for pre-tax and post-tax contributions for all US employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions, and may make profit sharing contributions, in amounts to be determined at the Company’s sole discretion. The amount of contributions that the Company made to the 401(k) Plan during the years ended December 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively.
The Company has defined benefit plans, regulated by the Italian laws in which the Company’s non-US employees participate. The benefits due to employees under the defined benefit plans are calculated based on the employee compensation and the duration of the employment relationship and are paid to the employee upon termination of the employment relationship or retirement. The costs of the defined benefit plans reported in the Company’s consolidated statements of operations and comprehensive loss is determined by an actuarial calculation performed on an annual basis. The actuarial valuation is performed using the “Projected Unit Credit Method” based on the employees’ expected date of separation or retirement.

Table of Content
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. In connection with that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2024. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and has concluded that such internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are a smaller reporting company pursuant to the provisions of Rule 12b-2 of the Exchange Act.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2024, our management integrated internal controls for the acquired EryDel business into our existing controls. Other than the controls enhanced or implemented to integrate the EryDel business, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None

Table of Content
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Table of Content
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our 2025 Proxy Statement under the captions “Proposal One: Election of Directors,” “Insider Trading Policy” and “Delinquent Section 16(a) Reports,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of the members of our board of directors, officers and employees. Information regarding our Code of Business Conduct and Ethics required by this item will be contained in our 2025 Proxy Statement under the caption “Code of Business Conduct and Ethics” and is hereby incorporated by reference. The full text of our Code of Business Conduct and Ethics is posted on the Investor Relations section of our website, which is located at https://ir.quincetx.com/investor-relations, by clicking on “Governance Documents” in the “Governance” section of our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the location specified above.
Item 11. Executive Compensation.
The information required by this item will be included in our 2025 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required in this item will be included in our 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required in this item will be included in our 2025 Proxy Statement under the captions “Review, Approval or Ratification of Transactions with Related Parties” and “Independence of Directors,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is BDO USA, P.C., Chicago, Illinois, PCAOB Auditor ID 243.
The information required in this item will be included in our 2025 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Services,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Table of Content
PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Consolidated Financial Statements
See Index to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.
2.Consolidated Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.Exhibits
The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38890	3.1	5/13/2019
3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	001-38890	3.1	8/1/2022
3.3	Amended and Restated Bylaws	8-K	001-38890	3.2	8/1/2022
4.1	Specimen Stock Certificate	S-1	333-230853	4.1	4/29/2019
4.3	Description of Securities					X
10.1+	Employment Offer Letter, by and between Cortexyme, Inc. and Brendan Hannah, dated May 9,2022	10-Q	001-38890	10.2	8/9/2022
10.2+	Employment Offer Letter, by and between Cortexyme, Inc. and Dirk Thye, dated May 9,2022	10-Q	001-38890	10.4	8/9/2022
10.3+	Offer Letter between Quince Therapeutics, Inc. and Charles Ryan, dated as of August 1, 2023	10-Q	001-38890	10.3	11/14/2023
10.4+	Form of Indemnification Agreement between Cortexyme, Inc. and each of its officers and directors	S-1/A	333-230853	10.2	4/29/2019
10.5+	2014 Stock Plan, as amended as of November 28, 2018, and related forms of stock award agreements	S-1	333-230853	10.3	4/12/2019
10.6+	2019 Equity Incentive Plan and forms of stock award agreements thereunder	10-K	001-38890	10.6	4/1/2024
10.7+	2019 Employee Stock Purchase Plan	S-1/A	333-230853	10.5	4/29/2019
10.8+	Cortexyme, Inc. 2022 Inducement Plan	S-8	333-265109	99.1	5/20/2022
10.9+	Forms of Stock Option Award Agreement, Notice of Stock Option Grant and Exercise Notice under Cortexyme, Inc. 2022 Inducement Plan	S-8	333-265109	99.2	5/20/2022
10.10+	Forms of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Grant Cortexyme, Inc. 2022 Inducement Plan	S-8	333-265109	99.3	5/20/2022

Table of Content

10.11+	Novosteo Inc. 2019 Equity Incentive Plan	S-8	333-265109	99.4	5/20/2022
10.12+	Executive Change in Control and Severance Agreement by and between Cortexyme, Inc. and Brendan Hannah, dated May 19, 2022	10-Q	001-38890	10.1	8/9/2022
10.13+	Executive Change in Control and Severance Agreement by and between Cortexyme, Inc. and Dirk Thye, dated May 19, 2022	10-Q	001-38890	10.12	8/9/2022
10.14+	Executive Change in Control and Severance Agreement between Quince Therapeutics, Inc. and Charles Ryan, dated as of September 1, 2023	10-Q	001-38890	10.4	11/14/2023
10.15	Outside Director Compensation Policy adopted April 9,2019; Amended and Restated: December 2, 2024					X
10.16	Controlled Equity OfferingSM Sales Agreement, by and among the Company, Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, dated as of December 18, 2024	S-3	333-283897	1.2	12/18/2024
10.17**	Accession, Amendment and Restatement Agreement to the Finance Contract relating to the Finance Contract dated 24 July 2020, as amended from time to time, by and between the Company, EryDel Italy, Inc., EryDel US, Inc., EryDel USA, Inc. EryDel S.p.A, and the European Investment Bank, dated as of October 20, 2023	10-K	001-38890	10.26	4/1/2024
10.18**	Autonomous First Demand Guarantee (Garanzia Autonoma a Prima Richiesta) by and between the Company, EryDel Italy, Inc., EryDel US, Inc., EryDel S.p.A, and the European Investment Bank, dated as of October 20, 2023	10-K	001-38890	10.27	4/1/2024
19.1	Insider Trading Policy					X
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Incentive Compensation Recoupment Policy	10-K	001-38890	97.1	4/1/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Table of Content

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
_____________________________________
•Management contract or compensatory plan or arrangement.
**Portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted material is of the type that the Registrant treats as private or confidential.
•In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
Item 16. Form 10-K Summary
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quince Therapeutics, Inc.

Date: March 24, 2025	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer and Chief Medical Officer

Table of Content
POWER OF ATTORNEY AND SIGNATURES
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

Name	Title	Date

/s/ Dirk Thye	Chief Executive Officer, Chief Medical Officer and Director	March 24, 2025
Dirk Thye	(Principal Executive Officer)

/s/ Brendan Hannah	Chief Business Officer, Chief Operating Officer and Chief Compliance Officer	March 24, 2025
Brendan Hannah	(Principal Financial Officer and Principal Accounting Officer)

/s/ David A. Lamond	Director	March 24, 2025
David A. Lamond

/s/ Margaret McLoughlin	Director	March 24, 2025
Margaret McLoughlin, Ph.D.

/s/ Una Ryan	Director	March 24, 2025
Una Ryan, OBE Ph.D.

/s/ Christopher J. Senner	Director	March 24, 2025
Christopher J. Senner

/s/ Luca Benatti	Director	March 24, 2025
Luca Benatti

/s/ Rajiv Patni	Director	March 24, 2025
Rajiv Patni

/s/ June Bray	Director	March 24, 2025
June Bray