Form 10-Q
period 2025-03-31
Quince Therapeutics, Inc.
filed 2025-05-13
CIK 1662774

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2025, the registrant had 45,468,782 shares of common stock, $0.001 par value per share, outstanding.

Table of Content
1

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC"). It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
2

Table of Content
•our ability to attract and retain key scientific and clinical personnel;
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
3

Table of Content
DEFINED TERMS
Unless the context requires otherwise, references to “Quince,” “the Company,” “we,” “us,” or “our” in this Quarterly Report on Form 10-Q refer to Quince Therapeutics, Inc. and its consolidated subsidiaries. We also have used several other terms in this Quarterly Report on Form 10-Q, most of which are explained or defined below.

Abbreviated Term	Defined Term

AIDE	Autologous Intracellular Drug Encapsulation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
A-T	Ataxia-Telangiectasia
ATTeST	Ataxia Telangiectasia Trial with the eDSP System
the Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease
Credits	Tax credits
CRO	Contract Research Organization
CTR	European Union pharmaceutical legislation known as the Clinical Trials Regulation
Debt Agreement	Unsecured line of credit agreement between EryDel and the European Investment Bank, which the Company guaranteed on October 20, 2023 in connection with the EryDel Acquisition
DMD	Duchenne muscular dystrophy
DSP	Dexamethasone Sodium Phosphate
EC	European Commission
EryDel	Quince Therapeutics, S.p.A (previously named EryDel S.p.A.)
eDSP	Encapsulated dexamethasone sodium phosphate encapsulated in patient's own red blood cells (previously referred to as EryDex)
eDSP System	Automated combination product to encapsulate dexamethasone sodium phosphate in red blood cells
EIB	European Investment Bank
EU	European Union
EIB Loan	Unsecured line of credit between EryDel and the European Investment Bank
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	United States Food and Drug Administration
GAAP	generally accepted accounting principles in the United States
GMP	Good Manufacturing Practice
HHS	United States Department of Health and Human Services
ICARS	International Cooperative Ataxia Rating Scale
IPR&D	In-process Research and Development
IRA	Inflation Reduction Act of 2022
Lighthouse	Lighthouse Pharmaceuticals, Inc.
MAA	Marketing Authorization Application
MDR	Medical Devices Regulation 2017/745
MPEEM	Multi-Period Excess Earnings Method
Nasdaq	The Nasdaq Stock Market LLC
NDA	New Drug Application
4

Table of Content

NEAT	eDSP Phase 3 Clinical Trial (Neurological Effects of eDSP on Subjects with A-T)
Novosteo	Novosteo, Inc.
OLE	Open-Label Extension Clinical Trial
PD	Pharmacodynamic
PK	Pharmacokinetic
PRF	Purdue Research Foundation
R&D	Research and Development
RBC	Red Blood Cell
RSA	Restricted Stock Awards
RSU	Restricted Stock Units
SAE	Serious Adverse Event
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933
SPA	Special Protocol Assessment
5

Table of Content
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$7,771	$6,212
Short-term investments	23,828	34,572
Prepaid expenses and other current assets	2,230	3,252
Total current assets	33,829	44,036
Property and equipment, net	448	315
Operating lease right-of-use assets	493	498
Intangible assets	62,365	60,045
Other assets	9,954	9,584
Total assets	$107,089	$114,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,008	$2,903
Accrued expenses and other current liabilities	5,348	4,375
Total current liabilities	8,356	7,278
Long-term debt	15,266	14,321
Long-term operating lease liabilities	383	394
Long-term contingent consideration	58,615	56,691
Deferred tax liabilities	5,172	4,963
Other long-term liabilities	716	685
Total liabilities	88,508	84,332
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,089,142 and 44,001,643 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	44	44
Additional paid in capital	408,082	406,609
Accumulated other comprehensive income (loss)	1,957	(35)
Accumulated deficit	(391,502)	(376,472)
Total stockholders’ equity	18,581	30,146
Total liabilities and stockholders’ equity	$107,089	$114,478
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$8,145	$3,702
General and administrative	4,789	4,971
Fair value adjustment for contingent consideration	1,924	2,545
Total operating expenses	14,858	11,218
Loss from operations	(14,858)	(11,218)
Fair value adjustment for long-term debt	(444)	(388)
Interest income	406	887
Other expense, net	(87)	(399)
Net loss before provision for income taxes	(14,983)	(11,118)
Income tax expense	(47)	(31)
Net loss	(15,030)	(11,149)
Other comprehensive loss:
Foreign currency translation adjustments	2,045	(1,229)
Unrealized gain (loss) on available-for-sale securities	(53)	7
Total comprehensive loss	$(13,038)	$(12,371)
Net loss per share - basic and diluted	$(0.34)	$(0.26)
Weighted average shares of common stock outstanding - basic and diluted	43,941,185	43,010,212
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

For the three months ended March 31, 2025 and 2024
	Common Stock		Additional Paid in	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	44,001,643	$44	$406,609	$(35)	$(376,472)	$30,146
Issuance of common stock on exercise of stock options	87,499	—	87	—	—	87
Stock based compensation	—	—	1,386	—	—	1,386
Foreign currency translation adjustment	—	—	—	2,045	—	2,045
Unrealized gain (loss) on available for sale investments	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(15,030)	(15,030)
Balance as of March 31, 2025	44,089,142	$44	$408,082	$1,957	$(391,502)	$18,581

Balance as of December 31, 2023	42,973,215	$43	$401,638	$3,047	$(319,644)	$85,084
Issuance of common stock on exercise of stock options	242,018	—	190	—	—	190
Stock based compensation	—	—	1,274	—	—	1,274
Foreign currency translation adjustment	—	—	—	(1,229)	—	(1,229)
Unrealized gain (loss) on available for sale investments	—	—	—	7	—	7
Net loss	—	—	—	—	(11,149)	(11,149)
Balance as of March 31, 2024	43,215,233	$43	$403,102	$1,825	$(330,793)	$74,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
QUINCE THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net Loss	$(15,030)	$(11,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,386	1,274
Depreciation and amortization	32	40
Change in the fair value of contingent consideration liabilities	1,924	2,545
Change in fair value of long-term debt	391	388
Amortization of discount on available-for-sale investments	(355)	(646)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	944	(440)
Right of use assets, operating leases and operating lease liabilities	24	(35)
Other assets	163	(8)
Accounts payable	22	59
Accrued expenses and other current liabilities	898	(381)
Net cash used in operating activities	(9,601)	(8,353)
Cash flow from investing activities:
Purchase of investments	(1,954)	(39,292)
Proceeds from maturities of investments	13,000	48,245
Purchase of property and equipment	(148)	(39)
Net cash provided by investing activities	10,898	8,914
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	87	190
Net cash provided by financing activities	87	190
Effect of exchange rate changes on cash	175	310
Net increase in cash and cash equivalents	1,559	1,061
Cash and cash equivalents at beginning of period	6,212	20,752
Cash and cash equivalents at end of period	$7,771	$21,813

Supplemental disclosures of cash flow information:
Cash interest payment on long-term debt	(53)	—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	227
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
The Company's proprietary AIDE technology is an innovative drug/device combination platform that uses an automated process to encapsulate a drug into a patient’s own red blood cells. Our Phase 3 lead asset, eDSP, leverages the AIDE technology to encapsulate DSP into a patient’s own red blood cells, and is targeted to treat a rare pediatric neurodegenerative disease, A-T.
Liquidity and Capital Resources
The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2025, the Company had an accumulated deficit of $391.5 million. Since inception through March 31, 2025, the Company has funded operations primarily with the net proceeds from the issuance of convertible promissory notes, from the issuance of redeemable convertible preferred stock, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds of the private investment in public equity transaction (“PIPE Financing”). As of March 31, 2025, the Company had cash, cash equivalents, and short-term investments of $31.6 million.
The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidate, and the achievement of a level of revenues adequate to support our cost structure. Based on its current operating plan, the Company believes that its cash and cash equivalents balance as of March 31, 2025 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the issuance of these unaudited condensed consolidated financial statements, and the Company will need to obtain additional funding. The Company intends to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to the Company's ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all. If the Company is unable to obtain sufficient funding, it may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of March 31, 2025, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
In connection with the acquisition of EryDel on October 20, 2023 (the “EryDel Acquisition”), the Company became a guarantor in respect of an unsecured line of credit between EryDel and the European Investment Bank (the “EIB Loan” or “Debt Agreement” ). As of March 31, 2025, the Company had 10.0 million euros ($10.8 million) outstanding on the EIB Loan, with an original requirement to maintain a minimum cash balance of 14.65 million euros ($15.8 million) until full repayment (the “Minimum Cash Covenant”). The Company could voluntarily prepay, and in cases of default or change in control, EIB could accelerate the debt. In November 2024, the Company amended the Debt Agreement (the “Amendment”), waiving the Minimum Cash Covenant from January 1, 2025, to December 31, 2025, or until its restoration. As of March 31, 2025, the Minimum Cash Covenant had not been restored. Under the terms of the Amendment, the

Table of Content
Company agreed to amendments requiring monthly cash balance reporting, restrictions on acquisitions, quarterly payments of 2% out of the total 9% deferred interest during the waiver period, and a one-time fee of 20 thousand euros ($22 thousand).
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
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Quince Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions of the SEC on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.
The condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the SEC on March 24, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.
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

Table of Content
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
Segment Information
The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment, which is the business of developing and commercializing the Company's proprietary AIDE technology platform. The key factors used to identify the reportable segments are the organization of its business and alignment of the Company's internal operations and the nature of its AIDE technology. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the CODM, in deciding how to allocate resources and assess performance.
The Company’s Chief Executive Officer, who is the CODM, reviews financial information on a consolidated basis for purposes of allocating and evaluating financial performance. The CODM evaluates the Company’s performance and resource allocation by analyzing consolidated financial information. See Note 13 Segment Information for further details.
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

Table of Content
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
Contingent Consideration
The Company determines the acquisition date fair value of contingent consideration using a probability-weighted discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to the Company's acquisition of EryDel in October 2023, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. During the three months ended March 31, 2025, the Company recorded an adjustment of $1.9 million to increase the fair value of its contingent consideration related to the acquisition of EryDel. The adjustment is reflected within operating loss on the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.
Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents include marketable securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as short-term investments. Collectively, cash equivalents, short-term investments and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive income (loss) in the consolidated statements of operations and included as a separate component of consolidated statements of stockholders’ equity. Realized gains and losses are included in interest income in the consolidated statements of operations and comprehensive loss.
Premiums (discounts) are amortized (accreted) over the life of the related investment as an adjustment to yield using the straight-line interest method. Dividend and interest income are recognized when earned. These amounts are recorded in “interest income” in the consolidated statements of operations and comprehensive loss.

Table of Content
Recently Adopted Accounting Pronouncements
There were no new accounting standards adopted during the three months ended March 31, 2025.
Recent Accounting Pronouncements Not Yet Adopted
The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:
ASU 2023-09, Improvements to Income Tax Disclosures (ASC 740). In December 2024, the FASB issued this ASU to establish new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this ASU, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The ASU is effective beginning after December 2025 under a prospective approach. Early adoption is permitted. The Company is evaluating the disclosure requirements related to the new standard.
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
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2025 and year ended December 31, 2024.
The Company elected the fair value option for the EIB Loan guaranteed by the Company in connection with the EryDel Acquisition. The Company adjusted the EIB Loan to fair value through the change in fair value of debt in the accompanying consolidated statements of operations and comprehensive loss. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings. The Company will breakout any change in value

Table of Content
due to credit loss in accumulated other comprehensive loss. For the three months ended March 31, 2025 and year ended December 31, 2024, there was no change in value due to credit loss.
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2025 and December 31, 2024 are presented in the following tables (in thousands):

	Fair Value Measurements as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,685	$5,685	$—	$—
Government and agency notes	23,828	—	23,828	—
Total Assets	$29,513	$5,685	$23,828	$—
Liabilities:
Contingent consideration	58,615	—	—	58,615
Long-term debt	15,266	—	—	15,266
Total	$73,881	$—	$—	$73,881

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,702	$3,702	$—	$—
Government and agency notes	34,572	—	34,572	—
Total Assets	$38,274	$3,702	$34,572	$—
Liabilities:
Contingent consideration	56,691	—	—	56,691
Long-term debt	14,321	—	—	14,321
Total	$71,012	$—	$—	$71,012
The Company classifies government and agency notes as Level 2 investments as the Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades of or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.
Level 3 Assets and Liabilities
Contingent Consideration
The following table reflects the changes in present value of acquisition related accrued earnouts of contingent consideration liability using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

	2025	2024
Beginning contingent consideration balance, December 31	$56,691	$57,706
Change in fair value of contingent consideration	1,924	2,545
Ending contingent consideration balance, March 31	$58,615	$60,251
To estimate the fair value of the contingent consideration, the Company used a probability-weighted discounted cash flow model with an expected present value valuation technique with significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The estimates of fair value are uncertain and changes in the estimated inputs may result in significant adjustments to the fair value. The unobservable inputs consisted of the expected timing of milestone

Table of Content
completion dates, probability of achievement, and discount rate. The change in the fair value of the contingent consideration is primarily driven by the passage of time related to the contingent consideration earnout.
The following table summarizes the assumptions used in the valuation of the contingent consideration (in thousands except for percentages):

	March 31, 2025	December 31, 2024
Expected timing of milestones completion dates	2026 - 2038	2026 - 2038
Discount rate	14.5%	14.5%
Probability of achievement	1% - 56.5%	1% - 56.5%
Long-term Debt
The following table presents the changes in the fair value of the Level 3 EIB Loan for the three months ended March 31, 2025:

(in thousands)
Balance as of December 31, 2024	$14,321
Change in fair value	444
Interest payment	(54)
Due to foreign currency translation	555
Balance as of March 31, 2025	$15,266
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
The following table summarizes the assumptions including the unobservable inputs related to the Company's long-term debt (in thousands except for percentages):

	March 31, 2025	December 31, 2024
Discount rate	13%	13%
Note 4. Cash, Cash Equivalents and Investments
The following tables categorize the fair values of cash, cash equivalents and investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$2,086	$2,510
Money market funds	5,685	3,702
Total cash and cash equivalents	$7,771	$6,212

Short-term investments:
Government and agency notes	23,828	34,572
Total short-term investments	$23,828	$34,572
The Company's investments are classified as available-for-sale securities. As of March 31, 2025, the weighted average remaining contractual maturities of available-for-sale securities was approximately 2 months. The unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other

Table of Content
comprehensive income. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three months ended March 31, 2025 and 2024, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income. Based on the Company’s review of its available-for-sale securities, the Company has no available-for-sale securities in loss positions as of March 31, 2025. No other-than-temporary impairments on these securities were recognized for the three months ended March 31, 2025 and 2024.
The Company periodically assesses its investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairment and credit losses related to available-for-sale securities for the three months ended March 31, 2025 and 2024.
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
The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements as of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$5,685	$—	$—	$5,685
Government and agency notes	23,812	16	—	23,828
Total cash equivalents and investments	$29,497	$16	$—	$29,513

Classified as:
Cash equivalents (original maturities within 90 days)				$5,685
Short-term investments (maturities within one year)				23,828
Total cash equivalents and investments				$29,513

Table of Content

	Fair Value Measurements as of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$3,702	$—	$—	$3,702
Government and agency notes	34,503	69	—	34,572
Total cash equivalents and investments	$38,205	$69	$—	$38,274

Classified as:
Cash equivalents (original maturities within 90 days)				$3,702
Short-term investments (maturities within one year)				34,572
Total				$38,274
Note 5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development expenses	$524	$1,300
Short-term Italian research and development refundable tax credit	916	882
Prepaid insurance	440	629
Prepaid expenses	318	357
Other current assets	32	84
Total prepaid expenses and other current assets	$2,230	$3,252

The Company is eligible to obtain an R&D tax credit as companies in Italy that invest in eligible research and development activities, regardless of the legal form and economic sector in which they operate, can benefit from a R&D tax credit. Such tax credits can only be used to offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and other tax-related items that companies usually pay monthly). The Company recognized reductions to R&D expense of $0.3 million for the three months ended March 31, 2025, and $0.4 million reductions for the three months ended March 31, 2024.
Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Long-term Italian research and development refundable tax credit	$4,376	$4,053
VAT receivable	5,500	5,453
Equity investments in Lighthouse Pharmaceuticals, Inc.	78	78
Total other assets	$9,954	$9,584

Table of Content
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer equipment	$60	$55
Computer software	29	28
Lab equipment	805	635
Leasehold improvement	35	34
Office furniture	210	202
Less: accumulated amortization and depreciation	(691)	(639)
Property and equipment, net	$448	$315
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Personnel expenses	$1,873	$2,482
Research and development expenses	2,495	1,029
Professional fees	645	460
Current portion of operating lease liabilities	102	96
Other	233	308
Total accrued expenses and other current liabilities	$5,348	$4,375
For the three months ended March 31, 2025 and 2024, the severance accrual activity was as follows (in thousands):

	March 31, 2025	March 31, 2024
Beginning accrued severance	—	341
Incurred during the period	413	—
Severance paid during the period	(66)	(128)
Ending accrued severance	$347	$213
During the three months ended March 31, 2025 and 2024, the Company incurred severance costs related to personnel separation, reflecting payments made and accrued to departing employees.
Note 6. Leases
In January 2024, the Medolla Lease Agreement for the office space was renegotiated. The new Medolla Lease Agreement includes an additional space and commenced on February 1, 2024, and will end on January 31, 2030, substituting the Medolla Lease Agreement commenced in June 2018.
The Company recognizes lease expense on a straight-line basis over the term of its operating lease. During the three months ended March 31, 2025 and 2024, the Company recorded lease expense of $35 thousand and $22 thousand, respectively.

Table of Content
Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	March 31, 2025	December 31, 2024
Assets:
Operating lease right of use asset, net	$493	$498
Liabilities:
Short-term operating lease liability	102	96
Long-term operating lease liability	383	394
Total lease liabilities	$485	$490

Other information:
Weighted average remaining lease term	4.4 years	4.6 years
Weighted average discount rate	9.11%	9.11%
Future minimum lease payments under lease agreements as of March 31, 2025, were as follows (in thousands):

Fiscal Year
2025 (remainder of the year)	$140
2026	137
2027	131
2028	118
2029	93
Total lease payments	619
Less: imputed interest	(134)
Total remaining lease liability	$485
Note 7. Long-term Debt
In connection with the acquisition of EryDel on October 20, 2023, the Company became a guarantor in respect of the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to the Company’s business and capitalization. As of March 31, 2025, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment date. The first repayment date of tranche C shall fall not earlier than twelve months from the disbursement date of such tranche. The last repayment date of tranche C and tranche D shall fall not later than 5 years from the disbursement date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and is payable on the maturity date for each Tranche (with the exception of 2% cash interest which shall accrue and be payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment, which shall correspondingly reduce the deferred interest rate accruing during such period). The fixed rates range from 7.0% to 9.0% per annum. As of March 31, 2025, principal of 10.0 million euros ($10.8 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the consolidated balance sheet at fair value with imputed interest of 9.0% included.
The original Debt Agreement requires the Company to maintain the Minimum Cash Covenant of 14.65 million euros ($15.8 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full. Furthermore, the Company may at any time voluntarily prepay, in whole or in part, together with certain fees as set forth in the Debt Agreement, the outstanding obligations under the Debt Agreement. In the event of a default or a change in control, as specified in the Debt Agreement, EIB may, subject to certain grace periods, accelerate the outstanding obligations under the EIB Loan.
In November 2024, the Company entered into the Amendment of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash

Table of Content
Covenant is restored. As of March 31, 2025, the Minimum Cash Covenant had not been restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, the Company agreed to convert 2% out of the total 9% deferred interest on Tranches A and B to be payable quarterly, with the first payment made on March 31, 2025, and a one-time fee of 20 thousand euros $22 thousand in connection with the Amendment.
For the three months ended March 31, 2025, the Company paid $53,000 in interest payments related to the Amendment.
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
The Company elected to account for the EIB Loan at fair value, which requires the EIB Loan to be recorded at fair value at issuance and at the end of each reporting period. Gains or losses upon remeasurement are to be recorded in other expense, net in the consolidated statements of operations and comprehensive income. The Company presents separately in other comprehensive income the portion of the total change in the fair value of the EIB Loan that results from a change in instrument-specific credit risk. The EIB Loan’s fair value at the date it was assumed adjusted its carrying value based on using a discounted cash flow analysis with a discount rate based on a yield curve that was adjusted for credit rating. The change in fair value as of March 31, 2025 was determined using a discounted cash flow analysis discounted at the market yield. The significant inputs used to measure the market yield as of March 31, 2025 relative to the date the EIB Loan was assumed was the change in credit quality of the Company, the change in credit spreads for comparable debt instruments, and the change in the risk-free rate. As of March 31, 2025, the fair value of the EIB Loan is $15.3 million, which includes a fair value adjustment of $0.4 million and foreign currency translation of $0.6 million during the three months ended March 31, 2025.
Future minimum principal payments, as of March 31, 2025 are as follows (in thousands):

Quarter Ended March 31, 2025	Amount
2025	$—
2026	10,816
2027 and thereafter	—
Total future payments	10,816
Imputed interest and fair value adjustments	4,450
Total Debt as of March 31, 2025	$15,266
Note 8. Common Stock
Equity Transactions
On December 18, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or the Agents, relating to the sale of shares of the Company's common stock, par value $0.001 per share. In accordance with the terms of this agreement, the Company may offer and sell up to $21.9 million of shares of common stock.
During the three months ended March 31, 2025, the Company sold zero shares of common stock.
Note 9. Stock-Based Compensation
The Company operates three stock-based compensation plans as of March 31, 2025:
•2019 Equity Incentive Plan (Quince)
•2019 Equity Incentive Plan (Novosteo)

Table of Content
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
The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of March 31, 2025, the maximum aggregate number of shares that may be issued under the Quince 2019 Plan is 13,515,484 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board of Directors may determine.
The Quince 2019 Plan may be amended, suspended or terminated by the Board of Directors at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the Quince 2019 Plan as required by applicable law or listing requirements. Unless sooner terminated by the Company's Board of Directors, the Quince 2019 Plan will automatically terminate on April 23, 2029.
As of March 31, 2025, the Company had 1,169,969 shares available for future issuance under the Quince 2019 Plan.
Stock Options
Stock options under the Quince 2019 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the fair market value of the shares on the date of grant. If, at the time of grant, the optionee directly owns stocks representing more than 10% of the voting power of all our outstanding capital stock, the exercise price for these options must be at least 110% of the fair value of the underlying common stock. Stock options granted to employees and non-employees generally have a maximum term of ten years and vest over four years from the vesting commencement date, of which 25% vest on the one-year anniversary of the vesting commencement date, and 75% vest in equal monthly installments over the remaining three years or monthly vesting over 3 to 4 years. We may grant options with different vesting terms from time to time. Unless an employee's or non-employee's termination is due to cause, disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of the three months from the termination date or expiration of the option, whichever is earlier.
Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2024	7,408,005	$3.16	8.37	$4,285
Options granted	3,028,256	1.61	—	—
Options exercised	(87,499)	1.00	—	32
Options cancelled / forfeited	(9,584)	1.60	—	—
Balance as of March 31, 2025	10,339,178	$2.72	8.49	$946
Options vested and expected to vest as of March 31, 2025	10,339,178		8.49
Options exercisable as of March 31, 2025	3,237,847	$5.60	7.36	$317
For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $0.9 million and $0.8 million, respectively, related to options granted to employees and non-employees. The compensation

Table of Content
expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2025, total unamortized employee stock-based compensation was $7.9 million, which is expected to be recognized over the remaining estimated vesting period of 3.01 years.
2019 Equity Incentive Plan (Novosteo)
On May 19, 2022, in accordance with the terms of Agreement and Plan of Merger and Reorganization between the Company, Novosteo, Inc., and the other parties thereto, the Company assumed the 2019 Novosteo, Inc. Equity Incentive Plan (the "2019 Novosteo Plan"). The 2019 Novosteo Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Novosteo legacy employees. On the closing date, each outstanding Novosteo stock option granted under Novosteo’s equity compensation plans was converted into a corresponding stock option with the number of shares underlying such option and the applicable exercise price adjusted based on the exchange ratio of 0.0911. Each such converted stock option continues to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo stock option prior to the Acquisition. The maximum aggregate number of shares that may be issued under the 2019 Novosteo Plan is 544,985 shares of the Company’s common stock.
The 2019 Novosteo Plan may be amended, suspended or terminated by the Board of Directors at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the 2019 Novosteo Plan as required by applicable law or listing requirements. Unless sooner terminated by the Board of Directors, the 2019 Novosteo Plan will automatically terminate on May 20, 2029.
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
As of March 31, 2025, the Company had 246,797 shares available for future issuance under the 2019 Novosteo Plan.
Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2024	163,839	$0.55	7.23	$216
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of March 31, 2025	163,839	$0.55	6.98	$128
Options vested and expected to vest as of March 31, 2025	163,839	0.55	6.98	128
Options exercisable as of March 31, 2025	86,229	$0.55	6.98	$67
For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $49 thousand and $49 thousand, respectively, related to options granted to employees and non-employees for the 2019 Novosteo Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and

Table of Content
comprehensive loss for stock-based compensation arrangements. As of March 31, 2025, total unamortized employee stock-based compensation was $0.2 million, which is expected to be recognized over the remaining estimated vesting period of 0.98 years.
Restricted Stock Awards

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2024	78,417	$3.30
RSAs granted	—	—
RSAs vested	(24,336)	3.30
RSAs cancelled	—	—
Unvested - March 31, 2025	54,081	$3.30
For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $79 thousands and $80 thousands, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. The fair value of vested restricted stock awards was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unamortized employee stock-based compensation was $0.2 million, which is expected to be recognized over the remaining estimated vesting period of 0.50 years.
2022 Inducement Plan
On May 9, 2022, the Company's Board of Directors approved 4,000,000 shares of common stock that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan (the "2022 Inducement Plan"). The 2022 Inducement Plan was adopted by the independent members of the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rule 5635(c)(4)”). In accordance with Nasdaq Rule 5635(c)(4), awards under those plans may only be made to an employee who has not previously been an employee or member of the Board of Directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.
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
As of March 31, 2025, the Company had 1,666,694 shares available for future issuance under the 2022 Inducement Plan.

Table of Content
Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2024	2,333,306	$2.98	7.39	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of March 31, 2025	2,333,306	$2.98	7.15	—
Options vested and expected to vest as of March 31, 2025	2,333,306	2.98	7.15	—
Options exercisable as of March 31, 2025	1,652,758	$2.98	7.15	—
For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $0.3 million and $0.3 million, respectively, related to options granted to employees for the 2022 Inducement Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive for stock-based compensation arrangements. As of March 31, 2025, total unamortized employee stock-based compensation was $1.5 million, which is expected to be recognized over the remaining estimated vesting period of 1.14 years.
Stock-Based Compensation Expense
The following table summarizes employee and non-employee stock-based compensation expense for the three months ended March 31, 2025 and 2024 and the allocation within the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative expense	$951	$1,168
Research and development expense	435	106
Total stock-based compensation	$1,386	$1,274
Note 10. Income Taxes
The Company has a history of losses and expects to incur a loss for 2025. The Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.
The Company recorded $47 thousand of tax expense for the three months ended March 31, 2025 primarily related to foreign withholding tax and interest on the uncertain tax position liability.

Table of Content
Note 11. Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(15,030)	$(11,149)
Denominator:
Weighted average common shares outstanding	43,941,185	43,010,212
Net loss per share, basic and diluted	$(0.34)	$(0.26)
The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2025	2024
Stock options issued and outstanding	12,836,323	9,912,385
Restricted stock awards	54,081	151,426
Total	12,890,404	10,063,811
Note 12. Intangible Assets
EryDel Intangible Assets
The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

(in thousands)
In-process research and development:
Balance as of December 31, 2024	$59,619
Foreign currency translation adjustments	2,309
Balance as of March 31, 2025	$61,928
The following table provides details of the carrying amount of the Company's finite-lived intangible asset (in thousands, except useful life):

		As of March 31, 2025			As of December 31, 2024
	Useful life	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite life intangible assets:
Trade name	21 years	$460	$(32)	$428	$460	$(26)	$434
Foreign currency translation adjustments				9			(8)
Total				$437			$426
The Company performs annual impairment reviews of its intangible assets during the fourth fiscal quarter or more frequently if appropriate. As of March 31, 2025, the Company did not incur any impairment losses related to its EryDel intangible assets. The remaining amortization period for the trade name is 19.6 years as of March 31, 2025.

Table of Content
Note 13. Segment Information
The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment, which is the business of developing and commercializing the Company's proprietary AIDE technology platform. The key factors used to identify the reportable segments are the organization of its business and alignment of the Company's internal operations and the nature of our AIDE technology. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the CODM, in deciding how to allocate resources and assess performance.
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

	March 31, 2025	December 31, 2024
Cash, cash equivalents and short-term investments	31,599	40,784
The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within consolidated net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development:
Personnel	$1,320	$787
Stock-based compensation	435	106
Clinical and contract manufacturing	6,727	3,322
Other	(337)	(513)
General and administrative:
Personnel	1,727	1,426
Stock-based compensation	951	1,168
Consulting and professional costs	1,466	1,598
Other	645	779
Fair value adjustment for contingent consideration	1,924	2,545
Total operating expenses	14,858	11,218
Loss from operations	(14,858)	(11,218)
Other segment items	(172)	69
Net loss	$(15,030)	$(11,149)

Other segment items within net loss include fair value adjustment for long-term debt, interest income, other expense, net, and income tax (expense) benefit.
The Company’s long-lived assets consist primarily of property, plant and equipment, net, and operating lease right-of-use assets are maintained in Italy. As of March 31, 2025 and December 31, 2024, no individual country other than the U.S. accounted for 10% or more of these assets.

Table of Content
Note 14. Subsequent Events.
During April and through May 12, 2025, the Company utilized its ATM program to raise net proceeds of approximately $2.9 million by issuing 2,766,549 shares of common stock. The Controlled Equity OfferingSM Sales Agreement was entered into on December 18, 2024, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or the Agents, relating to the sale of shares of the Company's common stock, par value $0.001 per share. In accordance with the terms of this agreement, the Company may offer and sell up to $21.9 million of shares of common stock.

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, included in “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions, that are based on the beliefs of our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Quince,” “we,” “us,” and “our” refer to Quince Therapeutics, Inc. and its consolidated subsidiaries.
Overview
We are a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology for the treatment of rare diseases. Our proprietary AIDE technology is an innovative drug/device combination platform that uses an automated process to encapsulate a drug into a patient’s own red blood cells. Red blood cells have several characteristics that make them an excellent vehicle for drug delivery potential including better safety and tolerability, enhanced tissue distribution, reduced immunogenicity, and prolongation of circulating half-life. Our AIDE technology is designed to harness many of these benefits to allow for new and improved therapeutic options for patients living with high unmet medical needs. eDSP is the first product in development that leverages our AIDE technology and is composed of DSP encapsulated in autologous red blood cells targeted to treat a rare pediatric neurodegenerative disease, A-T. DSP is a corticosteroid well-described for its anti-inflammatory properties, but is also coupled with serious adverse events, including adrenal suppression. eDSP is designed to maintain the well-described efficacy of DSP while reducing or eliminating the significant adverse events that accompany chronic corticosteroid treatment. The altered biodistribution, pharmacokinetics, and pharmacodynamics of eDSP enabled by autologous red blood cells may, therefore, improve the safety profile, and maintain or increase the desired therapeutic effect of DSP.
Currently, there are no approved treatments for A-T and the global market, based on our internal estimates and assumptions, represents a more than $1 billion peak commercial opportunity. We believe this makes eDSP an ideal lead asset to demonstrate the clinical and commercial potential of our AIDE technology.
We intend to focus our development expertise and financial resources toward advancing a Phase 3 NEAT clinical trial, which is an international multicenter, randomized, double-blind, placebo-controlled study to evaluate the neurological effects of eDSP on patients with A-T. As of May 13, 2025, 63 participants have been enrolled in the Phase 3 NEAT clinical trial of eDSP, including 56 participants in the six to nine year-old primary analysis population and seven participants aged 10 years or older. 30 participants have entered the OLE study.

Absent additional funding to extend our cash runway beyond the first quarter of 2026, we are contemplating an early conclusion of enrollment for our pivotal Phase 3 NEAT clinical trial by the end of June 2025 to align the reporting of topline results with the our existing cash runway in early 2026. Several factors contribute to this potential shift in strategy, including slower than anticipated enrollment, uncertain macroeconomic environment, challenging academic site environment, and an operationally well-executed study with limited withdrawals and low rates of missing data and procedural deviations. The combination of these factors leads us to now consider concluding enrollment prior to reaching the pre-specified target of 86 patients in the primary analysis population. The potential to conclude enrollment at the end of June 2025 is expected to provide an approximate 80% power to determine a statistically significant difference in the primary endpoint. Additionally, this timeline would allow the company to report topline results by early 2026 while maintaining a positive cash balance. If additional funding is secured in the near term, we intend to continue enrollment as previously planned targeting 86 patients with A-T ages six to nine years old in the primary analysis population. Assuming positive results from the NEAT study, we plan to submit applications for approval in the U.S. and Europe in the second half of 2026.

Table of Content
Financial Overview
Our strategic focus is to apply our resources and capital toward the advancement of our proprietary AIDE technology platform and Phase 3 lead asset, eDSP, targeted to treat A-T.
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

Table of Content
Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements:
•Research and Development Expenses
•Identifiable Intangible Assets
•Contingent Consideration
•Long-term Debt
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the Critical Accounting Estimates section within MD&A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025.
Results of Operations
Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024
The following sets forth our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$8,145	$3,702	$4,443	120%
General and administrative	4,789	4,971	(182)	(4)%
Fair value adjustment for contingent consideration	1,924	2,545	(621)	(24)%
Total operating expenses	14,858	11,218	3,640	32%
Loss from operations	(14,858)	(11,218)	(3,640)	32%
Fair value adjustment for long-term debt	(444)	(388)	(56)	14%
Interest income	406	887	(481)	(54)%
Other expense, net	(87)	(399)	312	(78)%
Net loss before provision for income taxes	(14,983)	(11,118)	(3,865)	35%
Income tax expense	(47)	(31)	(16)	52%
Net loss	$(15,030)	$(11,149)	$(3,881)	35%
Research and Development Expenses (in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Direct research and development expenses:
eDSP	$6,228	$2,797	$3,431	123%
Other direct research costs	79	(110)	189	(172)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	1,755	893	862	97%
Facilities and other research and development expenses	83	122	(39)	(32)%
Total research and development expenses	$8,145	$3,702	$4,443	120%
Research and development expenses were $8.1 million for the three months ended March 31, 2025, compared to $3.7 million for the three months ended March 31, 2024, an increase of $4.4 million.

Table of Content
The costs for eDSP development increased by $3.4 million compared to the same period from the prior year due to the ramping up and continuation costs related to our Phase 3 NEAT clinical trial and OLE. This increase was primarily due to clinical trial costs of $6.2 million and $0.1 million in manufacturing costs.
Our personnel related costs increased by $0.9 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, mainly as a result of incurring a $0.4 million severance costs and $0.3 million in allocated stock-based compensation costs.
Facilities and other research and development expenses decreased by $39 thousand for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 primarily due to a decrease in storage and facilities expenses.
General and Administrative Expenses
General and administrative expenses decreased by $0.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The change in general and administrative expenses is primarily due to a decrease of $0.1 million in consulting and professional expenses and $0.2 million in other professional and administrative expenses. These decreases were partially offset by an increase of $0.1 million in personnel-related expenses.
Fair Value Adjustment for Contingent Consideration
For the three months ended March 31, 2025, we recorded a fair value adjustment for contingent consideration which resulted in a $1.9 million increase primarily due to the passage of time. We owe no further payments to EryDel shareholders for development-related milestones.
Fair Value Adjustment for Long-term Debt
For the three months ended March 31, 2025, we recorded a fair value adjustment for long-term debt which resulted in a $0.4 million charge primarily due to the passage of time and the interest accrued and paid for the loan with the EIB.
Interest Income
Interest income decreased by $0.5 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The change was due to decreased yields on our investment portfolio and decreased average balances.
Other Expense, net
Other expense, net decreased by $0.3 million for the three months ended March 31, 2025 primarily due to the effects resulting from changes in foreign exchange rates.
Income Tax
We recorded tax expense of $47 thousand for the three months ended March 31, 2025 and $31 thousand for the three months ended March 31, 2024. Tax expense is primarily driven by foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.
Liquidity and Capital Resources
We have not generated any revenue and we have never been profitable. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and redeemable convertible preferred stock and common stock. From inception through March 31, 2025, we received net proceeds of approximately $304.2 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.
We have incurred net losses since the commencement of our operations. As of March 31, 2025, we had an accumulated deficit of $391.5 million. We incurred a net loss of $15.0 million in the three months ended March 31, 2025. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Table of Content
We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidate, and the achievement of a level of revenues adequate to support our cost structure. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $31.6 million. Based on our current operating plan, we believe that our cash and cash equivalents balance as of March 31, 2025 will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of March 31, 2025, we concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.
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
While we currently believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through Phase 3 NEAT topline results expected in early 2026, that assumption does not include any costs or cash expenditures associated with initiating additional programs.
Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to eDSP, the initiation and continuation of the Phase 3 NEAT clinical trial and OLE, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We expect that we will require additional capital to develop our drug candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:
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
Financing
Equity Financing
On December 18, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or the Agents, relating to the sale of shares of our common stock, par value $0.001 per share. In accordance with the terms of this agreement, the Company may offer and sell up to $21.9 million of shares of common stock.
During the three months ended March 31, 2025, we did not sell any shares of common stock pursuant to the Sales Agreement. During April and through May 12, 2025, the Company utilized its ATM program to raise net proceeds of approximately $2.9 million by issuing 2,766,549 shares of common stock.
In connection with the acquisition of EryDel on October 20, 2023, we guaranteed the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to our business and capitalization. As of March 31, 2025, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment dates specified in the relevant disbursement offer. The first repayment date of tranche C shall fall not earlier than twelve months from the disbursement date of such tranche. The last repayment date of tranche C and tranche D shall fall not later than 5 years from the disbursement date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and both principal and interest are payable on the maturity date for each tranche (with the exception of 2% cash interest which shall accrue and be payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment, which shall correspondingly reduce the deferred interest rate accruing during such period). The fixed rates range from 7.0% to 9.0% per annum. As of March 31, 2025, principal of 10.0 million euros ($10.8 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the consolidated balance sheet at fair value with imputed interest of 9.0% included.
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
The Debt Agreement requires us to maintain a minimum cash balance of 14.65 million euros ($15.8 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full (the “Minimum Cash Covenant”). In November 2024, we entered into an

Table of Content
amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025, and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored (such period, the “Waiver Period”). Under the terms of the Amendment, we agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, solely during the waiver period, 2% cash interest on the outstanding principal amounts of tranches A and B are payable on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, reducing the total deferred interest on tranches A and B to 7% for the duration of the Waiver Period, and a one-time fee of 20,000 euros in connection with the Amendment. As of March 31, 2025, we have been in compliance with all covenants under the Debt Agreement.
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(9,601)	$(8,353)
Investing activities	10,898	8,914
Financing activities	87	190
Effect of exchange rate changes on cash	175	310
Net increase in cash and cash equivalents	$1,559	$1,061
Operating Activities
Net cash used in operating activities was $9.6 million for the three months ended March 31, 2025. Cash used in operating activities was primarily due to our net loss of $15.0 million for the period, adjusted for $3.4 million of non-cash items, including $1.9 million change in the fair value of contingent consideration liabilities, $1.4 million in stock-based compensation, $0.4 million change in the fair value of the EIB Loan and a net decrease in our operating assets of $1.1 million, offset by a net increase in our accounts payable, and accrued expenses and other current liabilities of $0.9 million.

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
Investing Activities
Cash provided by investing activities was $10.9 million for the three months ended March 31, 2025, primarily related to the maturities of short-term investments of $13.0 million, and the purchase of investments of $2.0 million.
Cash provided by investing activities was $8.9 million in the three months ended March 31, 2024, primarily related to the maturities of short-term investments of $48.2 million, and the purchase of investments of $39.3 million.
Financing Activities

Cash used in financing activities was $0.1 million for the three months ended March 31, 2025, which consisted of net proceeds from the exercise of stock options in the period.
Cash provided by financing activities was $0.2 million in the three months ended March 31, 2024, which consisted of net proceeds from the exercise of stock options in the period.

Table of Content
Contractual Obligations and Commitments
Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.
We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $5.3 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of March 31, 2025. We have approximately $22.8 million in cancellable future operating expense commitments based on existing contracts as of March 31, 2025. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. As of March 31, 2025, the fair value of the EIB Loan is $15.3 million and it is recorded as long-term debt on the condensed consolidated balance sheet at fair value. As of March 31, 2025, the fair value of long-term contingent consideration on our books for the earnout related to the EryDel Acquisition is $58.6 million, refer to Note 3 to the condensed consolidated financial statements for further details.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. As of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
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

Quince Therapeutics, Inc.

Date: May 13, 2025	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer and Chief Medical Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Brendan Hannah
Brendan Hannah
Chief Business Officer, Chief Operating Officer, and Chief Compliance Officer
(Principal Financial Officer)