Form 10-Q
period 2025-06-30
Quince Therapeutics, Inc.
filed 2025-08-11
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 53,713,798 shares of common stock, $0.001 par value per share, outstanding.

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
•
our financial performance;
•
our ability to continue as a going concern, the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•
our expectations related to the use of our available cash;
•
our ability to service our debt obligations and maintain compliance with associated covenants;
•
our ability to obtain funding for our operations, including funding necessary to develop and commercialize our drug candidates;

2

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
•
our ability to grow our organization and increase the size of our facilities to meet our anticipated growth; and
•
our ability to maintain compliance with Nasdaq listing requirements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,826	$6,212
Short-term investments	17,882	34,572
Prepaid expenses and other current assets	2,637	3,252
Total current assets	37,345	44,036
Property and equipment, net	573	315
Operating lease right-of-use assets	507	498
Intangible assets	67,566	60,045
Other assets	11,219	9,584
Total assets	$117,210	$114,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,759	$2,903
Accrued expenses and other current liabilities	5,708	4,375
Total current liabilities	7,467	7,278
Long-term debt	16,989	14,321
Long-term operating lease liabilities	387	394
Long-term contingent consideration	59,147	56,691
Deferred tax liabilities	5,595	4,963
Warrant liabilities	15,144	—
Other long-term liabilities	745	685
Total liabilities	105,474	84,332
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 53,624,180 and 44,001,643 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	53	44
Additional paid in capital	413,078	406,609
Accumulated other comprehensive income (loss)	6,156	(35)
Accumulated deficit	(407,551)	(376,472)
Total stockholders’ equity	11,736	30,146
Total liabilities and stockholders’ equity	$117,210	$114,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$6,553	$4,147	$14,698	$7,849
General and administrative	3,342	4,695	8,131	9,666
Goodwill impairment charge	—	17,130	—	17,130
Fair value adjustment for contingent consideration	532	2,220	2,456	4,765
Total operating expenses	10,427	28,192	25,285	39,410
Loss from operations	(10,427)	(28,192)	(25,285)	(39,410)
Fair value adjustment for long-term debt	(501)	(415)	(945)	(803)
Fair value adjustment for warrants	(4,464)	—	(4,464)	—
Warrant issuance costs	(872)	—	(872)	—
Interest income	311	823	717	1,710
Other income (expense), net	(29)	91	(116)	(308)
Net loss before income tax expense	(15,982)	(27,693)	(30,965)	(38,811)
Income tax expense	(67)	(36)	(114)	(67)
Net loss	(16,049)	(27,729)	(31,079)	(38,878)
Other comprehensive loss:
Foreign currency translation adjustments	4,216	(726)	6,261	(1,955)
Unrealized gain (loss) on available-for-sale securities	(17)	(12)	(70)	(5)
Total comprehensive loss	$(11,850)	$(28,467)	$(24,888)	$(40,838)
Net loss per share - basic and diluted	$(0.34)	$(0.64)	$(0.69)	$(0.90)
Weighted average shares of common stock outstanding - basic and diluted	46,686,239	43,096,374	45,314,234	43,053,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended June 30, 2025 and 2024
	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	Equity
Balance as of March 31, 2025	44,089,142	$44	$408,082	$1,957	$(391,502)	$18,581
Issuance of common stock and warrants in private placement offering, net	6,671,928	6	740	—	—	746
Issuance of common stock in connection with the ATM offerings, net	2,766,549	3	2,887	—	—	2,890
Issuance of common stock on exercise of stock options and vesting of restricted stock units	96,561	—	96	—	—	96
Stock based compensation	—	—	1,273		—	1,273
Foreign currency translation adjustment	—	—	—	4,216	—	4,216
Unrealized loss on available for sale investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(16,049)	(16,049)
Balance as of June 30, 2025	53,624,180	$53	$413,078	$6,156	$(407,551)	$11,736

Balance March 31, 2024	43,215,233	$43	$403,102	$1,825	$(330,793)	$74,177
Issuance of common stock on exercise of stock options and vesting of restricted stock units	61,373	—	35	—	—	35
Restricted stock award retirement	—	—				—
Stock based compensation	—	—	1,223	—	—	1,223
Foreign currency translation adjustment	—	—	—	(726)	—	(726)
Unrealized loss on available for sale investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(27,729)	(27,729)
Balance June 30, 2024	43,276,606	$43	$404,360	$1,087	$(358,522)	$46,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

For the six months ended June 30, 2025 and 2024
	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Paid in	Income / (Loss)	Deficit	Equity
Balance as of December 31, 2024	44,001,643	$44	$406,609	$(35)	$(376,472)	$30,146
Issuance of common stock and warrants in private placement offering, net	6,671,928	6	740	—	—	746
Issuance of common stock in connection with the ATM offerings, net	2,766,549	3	2,887	—	—	2,890
Issuance of common stock on exercise of stock options and vesting of restricted stock units	184,060	—	183	—	—	183
Stock based compensation	—	—	2,659	—	—	2,659
Foreign currency translation adjustment	—	—	—	6,261	—	6,261
Unrealized loss on available for sale investments	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	(31,079)	(31,079)
Balance as of June 30, 2025	53,624,180	$53	$413,078	$6,156	$(407,551)	$11,736

Balance as of December 31, 2023	42,973,215	$43	$401,638	$3,047	$(319,644)	$85,084
Issuance of common stock on exercise of stock options	303,391	—	225	—	—	225
Stock based compensation	—	—	2,497	—	—	2,497
Foreign currency translation adjustment	—	—	—	(1,955)	—	(1,955)
Unrealized loss on available for sale investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(38,878)	(38,878)
Balance as of June 30, 2024	43,276,606	$43	$404,360	$1,087	$(358,522)	$46,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net Loss	$(31,079)	$(38,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,659	2,497
Depreciation and amortization	67	84
Change in the fair value of contingent consideration liabilities	2,456	4,765
Change in fair value of long-term debt, net	828	803
Change in fair value of warrants	4,464	—
Non-cash goodwill and intangible asset impairment charge	—	17,130
Amortization of discount on available-for-sale investments	(590)	(1,266)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	588	(2,042)
Right of use assets, operating leases and operating lease liabilities	53	(181)
Other assets	(121)	(118)
Accounts payable	(1,417)	401
Accrued expenses and other current liabilities	1,076	(287)
Net cash used in operating activities	(21,016)	(17,092)
Cash flow from investing activities:
Purchase of investments	(13,789)	(85,721)
Proceeds from maturities of investments	31,000	89,735
Purchase of property and equipment	(274)	(78)
Net cash provided by investing activities	16,937	3,936
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	183	225
Proceeds from issuance of common stock, common warrants, and pre-funded warrants pursuant to private placement offering, net of issuance costs	11,426	—
Proceeds from issuance of common stock upon public offering, net of issuance costs	2,890	—
Net cash provided by financing activities	14,499	225
Effect of exchange rate changes on cash	194	69
Net increase in cash and cash equivalents	10,614	(12,862)
Cash and cash equivalents at beginning of period	6,212	20,752
Cash and cash equivalents at end of period	$16,826	$7,890

Supplemental disclosures of cash flow and non-cash information:
Interest payment on long-term debt	$117	$—
Offering costs in accounts payable and accrued expenses	$193	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$227

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

Quince's proprietary AIDE technology is an innovative drug/device combination platform that uses an automated process to encapsulate a drug into a patient’s own red blood cells. Our Phase 3 lead asset, eDSP, leverages the AIDE technology to encapsulate DSP into a patient’s own red blood cells, and is targeted to treat a rare pediatric neurodegenerative disease, A-T.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2025, the Company had an accumulated deficit of $407.6 million. Since inception through June 30, 2025, the Company has funded operations primarily with the net proceeds from the sale of our securities, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds of the private investment in public equity transaction (“PIPE Financing”). As of June 30, 2025, the Company had cash, cash equivalents, and short-term investments of $34.7 million.

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidate, and the achievement of a level of revenues adequate to support our cost structure. Based on its current operating plan, the Company believes that its cash and cash equivalents balance as of June 30, 2025 will not be sufficient to fund operations and capital expenditures for at least the twelve months following the issuance of these unaudited condensed consolidated financial statements, and the Company will need to obtain additional funding. The Company intends to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to the Company's ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all. If the Company is unable to obtain sufficient funding, it may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of June 30, 2025, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

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

In connection with the acquisition of EryDel on October 20, 2023 (the “EryDel Acquisition”), the Company became a guarantor in respect of an unsecured line of credit between EryDel and the European Investment Bank (the “EIB Loan” or “Debt Agreement”). As of June 30, 2025, the Company had 10.0 million euros ($11.7 million) outstanding on the EIB Loan, with an original requirement to maintain a minimum cash balance of 14.65 million euros ($17.2 million) until full repayment (the “Minimum Cash Covenant”). The Company could voluntarily prepay, and in cases of default or change in control, EIB could accelerate the debt. In November 2024, the Company amended the Debt Agreement (the “Amendment”), waiving the Minimum Cash Covenant from January 1, 2025, to December 31, 2025, or until its restoration. As of June 30, 2025, the Minimum Cash Covenant had not been restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly cash balance reporting, restrictions on acquisitions, quarterly payments of 2% out of the total 9% deferred interest during the waiver period, and a one-time fee of 20 thousand euros ($22 thousand).

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

The condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the SEC on March 24, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of identifiable assets and liabilities in connection with business combinations including associated intangible assets and goodwill, the fair value of contingent consideration and warrant liabilities, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, eligibility of expenses for the Australia research and development refundable tax credits, impairment of intangible assets, including goodwill; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

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

The Company’s Chief Executive Officer, who is the CODM, reviews financial information on a consolidated basis for purposes of allocating and evaluating financial performance. The CODM evaluates the Company’s performance and resource allocation by analyzing consolidated financial information. See Note 14 Segment Information for further details.

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

•
Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on future expected earnings and cash flows
•
Legal/regulatory factors or progress and results of clinical trials
•
Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset
•
Industry and market considerations such as a deterioration in the environment in which an entity operates,or a more competitive environment
•
Macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset.

Contingent Consideration

The Company determines the acquisition date fair value of contingent consideration using a probability-weighted discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to the Company's acquisition of EryDel in October 2023, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. During the three and six months ended June 30, 2025, the Company recorded adjustments of $0.5 million and $2.5 million, respectively, to increase the fair value of its contingent consideration related to the acquisition of EryDel. The adjustment is reflected within operating loss on the consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations.

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents include marketable securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as short-term investments. Collectively, cash equivalents and short-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive income (loss) in the consolidated statements of operations and included as a separate component of consolidated statements of stockholders’ equity. Realized gains and losses are included in interest income in the consolidated statements of operations and comprehensive loss.

Premiums (discounts) are amortized (accreted) over the life of the related investment as an adjustment to yield using the straight-line interest method. Dividend and interest income are recognized when earned. These amounts are recorded in “interest income” in the consolidated statements of operations and comprehensive loss.

Warrants

The Company accounts for warrants as equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all criteria for equity classification, the warrants are recorded as a component of additional paid-in capital in the condensed balance sheets at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized within the condensed statements of operations. The fair value of the warrants is estimated using the Black-Scholes option pricing model (see Note 9 Warrants).

Recently Adopted Accounting Pronouncements

There were no new accounting standards adopted during the three months ended June 30, 2025.

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

ASU 2023-09, Improvements to Income Tax Disclosures (ASC 740). In December 2024, the FASB issued this ASU to establish new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this ASU, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The ASU is effective for periods beginning after December 2025 under a prospective approach. Early adoption is permitted. The Company is evaluating the disclosure requirements related to the new standard.

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

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended June 30, 2025 and year ended December 31, 2024.

The Company elected the fair value option for the EIB Loan guaranteed by the Company in connection with the EryDel Acquisition. The Company adjusted the EIB Loan to fair value through the change in fair value of debt in the accompanying consolidated statements of operations and comprehensive loss. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings. The Company will break out any change in value due to credit loss in accumulated other comprehensive loss. For the three and six months ended June 30, 2025 and year ended December 31, 2024, there was no change in value due to credit loss.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2025 and December 31, 2024 are presented in the following tables (in thousands):

	Fair Value Measurements as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,999	$15,999	$—	$—
Government and agency notes	17,882	—	17,882	—
Total Assets	$33,881	$15,999	$17,882	$—
Liabilities:
Contingent consideration	59,147	—	—	59,147
Long-term debt	16,989	—	—	16,989
Common Warrants	11,846	—	—	11,846
Pre-Funded Warrants	3,298			3,298
Total	$91,280	$—	$—	$91,280

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,702	$3,702	$—	$—
Government and agency notes	34,572	—	34,572	—
Total Assets	$38,274	$3,702	$34,572	$—
Liabilities:
Contingent consideration	56,691	—	—	56,691
Long-term debt	14,321	—	—	14,321
Total	$71,012	$—	$—	$71,012

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

Level 3 Liabilities

Contingent Consideration

The following table reflects the changes in present value of acquisition related accrued earnouts of contingent consideration liability using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024:

	2025	2024
Beginning contingent consideration balance, December 31	$56,691	$57,706
Change in fair value of contingent consideration	2,456	4,765
Ending contingent consideration balance, June 30	$59,147	$62,471

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

The following table summarizes the assumptions used in the valuation of the contingent consideration (in thousands except for percentages):

	June 30, 2025	December 31, 2024
Expected timing of milestones completion dates	2026 - 2038	2026 - 2038
Discount rate	14.6%	14.5%
Probability of achievement	1% - 56.5%	1% - 56.5%

Long-term Debt

The following table presents the changes in the fair value of the Level 3 EIB Loan for the six months ended June 30, 2025 and 2024:

(in thousands)
Balance as of December 31, 2023	$13,429
Change in fair value	803
Due to foreign currency translation	(398)
Balance as of June 30, 2024	$13,834

(in thousands)
Balance as of December 31, 2024	$14,321
Change in fair value	945
Interest payment	(117)
Due to foreign currency translation	1,840
Balance as of June 30, 2025	$16,989

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

The following table summarizes the assumptions including the unobservable inputs related to the Company's long-term debt (in thousands except for percentages):

	June 30, 2025	December 31, 2024
Discount rate	13%	13%

Warrants

During the six months ended June 30, 2025, the Company issued common and pre-funded warrants which are classified as liabilities based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480. The Company estimates the fair value of the common and pre-funded warrants utilizing the Black-Scholes option pricing model, which is dependent upon several level 3 inputs that are not observable in active markets, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

As of June 30, 2025, the aggregate fair value of the outstanding warrant liability was approximately $15.1 million.

The following table summarizes key inputs used in the valuation of the liability classified warrants as of the issuance date and as of June 30, 2025:

	As of issuance date	As of June 30, 2025
Expected term	5.0 years	4.95 years
Common stock market price	$1.20	$1.65
Common warrants exercise price	$1.20	$1.20
Pre-Funded warrants exercise price	$0.001	$0.001
Risk-free interest rate	3.97%	3.79%
Expected volatility	108.35%	108.78%

The following table presents the changes in the fair value of the Level 3 liability classified warrants for the six months ended June 30, 2025:

(in thousands)
Balance as of December 31, 2024	$—
Issuance of warrants	10,680
Change in fair value of warrants	4,464
Balance as of June 30, 2025	$15,144

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents and investments measured at fair value on a recurring basis on our balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$827	$2,510
Money market funds	15,999	3,702
Total cash and cash equivalents	$16,826	$6,212

Short-term investments:
Government and agency notes	17,882	34,572
Total short-term investments	$17,882	$34,572

The Company's investments are classified as available-for-sale securities. As of June 30, 2025, the weighted average remaining contractual maturities of available-for-sale securities was approximately 2 months. The unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other comprehensive income. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and six months ended June 30, 2025 and 2024, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income. Based on the Company’s review of its available-for-sale securities, the Company has no available-for-sale securities in loss positions as of June 30, 2025. No other-than-temporary impairments on these securities were recognized for the three and six months ended June 30, 2025 and 2024.

The Company periodically assesses its investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairments or credit losses related to available-for-sale securities for the three and six months ended June 30, 2025 and 2024.

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

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements as of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,999	$—	$—	$15,999
Government and agency notes	17,883	0	(1)	17,882
Total cash equivalents and investments	$33,882	$0	$(1)	$33,881

Classified as:
Cash equivalents (original maturities within 90 days)				$15,999
Short-term investments (maturities within one year)				17,882
Total cash equivalents and investments				$33,881

	Fair Value Measurements as of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$3,702	$—	$—	$3,702
Government and agency notes	34,503	69	—	34,572
Total cash equivalents and investments	$38,205	$69	$—	$38,274

Classified as:
Cash equivalents (original maturities within 90 days)				$3,702
Short-term investments (maturities within one year)				34,572
Total				$38,274

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development expenses	$1,063	$1,300
Short-term Italian research and development refundable tax credit	992	882
Prepaid insurance	206	629
Prepaid expenses	321	357
Other current assets	55	84
Total prepaid expenses and other current assets	$2,637	$3,252

The Company is eligible to obtain an R&D tax credit as companies in Italy that invest in eligible research and development activities, regardless of the legal form and economic sector in which they operate, can benefit from a R&D tax credit. Such tax credits can only be used to offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and other tax-related items that companies usually pay monthly). The Company recognized reductions to R&D expense of $0.6 million and $0.9 million for the three and six months ended June 30, 2025, and reductions of $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Long-term Italian research and development refundable tax credit	$4,884	$4,053
VAT receivable	6,257	5,453
Equity investments in Lighthouse Pharmaceuticals, Inc.	78	78
Total other assets	$11,219	$9,584

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer equipment	$65	$55
Computer software	32	28
Lab equipment	988	635
Leasehold improvement	38	34
Office furniture	227	202
Less: accumulated amortization and depreciation	(777)	(639)
Property and equipment, net	$573	$315

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Personnel expenses	$2,240	$2,482
Research and development expenses	2,530	1,029
Professional fees	646	460
Current portion of operating lease liabilities	112	96
Other	180	308
Total accrued expenses and other current liabilities	$5,708	$4,375

For the six months ended June 30, 2025 and 2024, the severance accrual activity was as follows (in thousands):

	June 30, 2025	June 30, 2024
Beginning accrued severance	—	341
Incurred during the period	413	—
Severance paid during the period	(168)	(251)
Ending accrued severance	$245	$90

During the six months ended June 30, 2025 and 2024, the Company incurred severance costs related to personnel separation, reflecting payments made and accrued to departing employees.

Note 6. Leases

In January 2024, the Medolla Lease Agreement for the office space was renegotiated. The new Medolla Lease Agreement includes an additional space and commenced on February 1, 2024, and will end on January 31, 2030, substituting the Medolla Lease Agreement commenced in June 2018.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. During the three and six months ended June 30, 2025, the Company recorded lease expense of $38 thousand and $76 thousand, respectively. During the three and six months ended June 30, 2024, the Company recorded lease expense of $34 thousand and $64 thousand, respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	June 30, 2025	December 31, 2024
Assets:
Operating lease right of use asset, net	$507	$498
Liabilities:
Short-term operating lease liability	112	96
Long-term operating lease liability	387	394
Total lease liabilities	$499	$490

Other information:
Weighted average remaining lease term	4.2 years	4.6 years
Weighted average discount rate	9.12%	9.11%

Future minimum lease payments under lease agreements as of June 30, 2025, were as follows (in thousands):

Fiscal Year
2025 (remainder of the year)	$152
2026	149
2027	142
2028	128
2029	101
Total lease payments	672
Less: imputed interest	(173)
Total remaining lease liability	$499

Note 7. Long-term Debt

In connection with the acquisition of EryDel on October 20, 2023, the Company became a guarantor in respect of the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to the Company’s business and capitalization. As of June 30, 2025, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment date. The first repayment date of tranche C shall fall not earlier than twelve months from the disbursement date of such tranche. The last repayment date of tranche C and tranche D shall fall not later than 5 years from the disbursement date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and is payable on the maturity date for each Tranche (with the exception of 2% cash interest which shall accrue and be payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment, which shall correspondingly reduce the deferred interest rate accruing during such period). The fixed rates range from 7.0% to 9.0% per annum. As of June 30, 2025, principal of 10.0 million euros ($11.7 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the consolidated balance sheet at fair value with imputed interest of 9.0% included.

The original Debt Agreement requires the Company to maintain the Minimum Cash Covenant of 14.65 million euros ($17.2 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full. Furthermore, the Company may at any time voluntarily prepay, in whole or in part, together with certain fees as set forth in the Debt Agreement, the outstanding obligations under the Debt Agreement. In the event of a default or a change in control, as specified in the Debt Agreement, EIB may, subject to certain grace periods, accelerate the outstanding obligations under the EIB Loan.

In November 2024, the Company entered into the Amendment of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored. As of June 30, 2025, the Minimum Cash Covenant had not been restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, during the waiver period, the Company agreed to convert 2% out of the total 9% deferred interest on Tranches A and B to be payable quarterly, with the first and second payments made on March 31, 2025 and June 30, 2025, respectively, and a one-time fee of 20 thousand euros ($22 thousand) in connection with the Amendment.

For the three and six months ended June 30, 2025, the Company paid 50,000 euros ($58,600) and 100,000 euros ($116,500), respectively, in interest payments.

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

The Company elected to account for the EIB Loan at fair value, which requires the EIB Loan to be recorded at fair value at issuance and at the end of each reporting period. Gains or losses upon remeasurement are to be recorded in other income (expense), net in the consolidated statements of operations and comprehensive income. The Company presents separately in other comprehensive income the portion of the total change in the fair value of the EIB Loan that results from a change in instrument-specific credit risk. The EIB Loan’s fair value at the date it was assumed adjusted its carrying value based on using a discounted cash flow analysis with a discount rate based on a yield curve that was adjusted for credit rating. The change in fair value as of June 30, 2025 was determined using a discounted cash flow analysis discounted at the market yield. The significant inputs used to measure the market yield as of June 30, 2025 relative to the date the EIB Loan was assumed was the change in credit quality of the Company, the change in credit spreads for comparable debt instruments, and the change in the risk-free rate. As of June 30, 2025, the fair value of the EIB Loan is $17.0 million, which includes a fair value adjustment of $0.9 million and foreign currency translation of $1.8 million during the six months ended June 30, 2025.

Future minimum principal payments, as of June 30, 2025 are as follows (in thousands):

Fiscal Year	Amount
2025	$—
2026	11,720
2027 and thereafter	—
Total future payments	11,720
Imputed interest and fair value adjustments	5,269
Total Debt as of June 30, 2025	$16,989

Note 8. Stockholders’ Equity

Common Stock

On June 4, 2025, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of Common Stock from 100,000,000 to 250,000,000.

ATM Program

On December 18, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or the Agents, relating to the sale of shares of the Company's common stock, par value $0.001 per share. In accordance with the terms of this agreement, the Company may offer and sell up to $21.9 million of shares of common stock.

During the three months ended June 30, 2025, the Company utilized its ATM program to raise net proceeds of approximately $2.9 million by issuing 2,766,549 shares of common stock. As of June 30, 2025, $19.0 million remained available to be sold under the ATM program.

June 2025 Private Placement

On June 12, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain institutional investors (the “Investors”) and certain members of the Company’s management (together with the Investors, the “Purchasers”) pursuant to which the Company issued and sold to the Purchasers in a private placement (“June 2025 Private Placement”): (i) 6,671,928 shares (the “Shares”) of its common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,000,000 shares of Common Stock, and (iii) accompanying warrants to purchase up to an aggregate of 8,671,928 shares of Common Stock (the “Common Warrants”), for aggregate gross proceeds of approximately $11.5 million (excluding up to approximately $10.4 million of aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Common Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by the Company.

Note 9. Warrants

Warrants Issued with June 2025 Private Placement

On June 12, 2025, in connection with the sale and issuance common stock as part of the June 2025 Private Placement, the Company issued Pre-Funded Warrants to purchase up to an aggregate of 2,000,000 shares of Common Stock at an exercise price of $0.001 per share, and Common Warrants to purchase up to an aggregate of 8,671,928 shares of Common Stock at an exercise price of $1.20 per share. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Common Warrant. The combined purchase price of each Share and accompanying Common Warrant was $1.325 (which included $0.125 per Common Warrant in accordance with the rules and regulations of Nasdaq). The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrant was $1.324 (equal to the combined purchase price per Share and accompanying Common Warrant, minus $0.001).

The Common Warrants can be exercised into either common stock or Pre-Funded Warrants at the holder options, and both Common Warrants and Pre-Funded Warrants contain purchase rights that could result in holders receiving securities that more than offsets or neutralizes the effect of a distribution event. As a result of the aforementioned provisions, both Common Warrants and Pre-Funded Warrants fail the indexation guidance under ASC 815 and are classified as liabilities. The Pre-Funded Warrants and Common Warrants liabilities were recorded at fair value as of the issuance date and June 30, 2025, and subject to adjustment to estimated fair value at each balance sheet date until the warrants are settled.

The proceeds from June 2025 Private Placement were first allocated to the full fair value of the Pre-Funded Warrants and Common Warrants due to the liability classification. As disclosed in Note 3, the fair value of the Pre-Funded Warrants and Common Warrants at issuance was $10.7 million. The remaining proceeds of $0.8 million, before issuance costs, were allocated to the Common Stock.

During the three and six months ended June 30, 2025, the Company recognized a fair value loss on warrant liability of $4.5 million. Proceeds from June 2025 Private Placement are shown as cash from financing transactions and the loss on the change in fair value of the warrant liability is included as an adjustment to reconcile the net loss to net cash used in operating activities in the statements of cash flows for the six months ended June 30, 2025.

In addition, offering expenses of $872 thousand out of total offering expenses of $938 thousand million related to the June 2025 Private Placement were recorded as a component of other expenses as the proceeds were allocated to the warrant liability. The offering expenses were allocated to each instrument based on their respective fair value at issuance.

All of the Pre-Funded Warrants and Common Warrants issued in connection with the June 2025 Private Placement remained outstanding as of June 30, 2025. The following table is a summary of the Company’s warrants outstanding as of June 30, 2025:

	Number of Common Stock Issuable	Exercise Price	Expiration Date
Pre-Funded Warrants	2,000,000	$0.001	None
Common Warrants	8,671,928	$1.20	June 12, 2030

Note 10. Stock-Based Compensation

The Company operates three stock-based compensation plans as of June 30, 2025:

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

The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of June 30, 2025, the maximum aggregate number of shares that may be issued under the Quince 2019 Plan is 13,515,484 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board of Directors may determine.

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

As of June 30, 2025, the Company had 1,109,824 shares available for future issuance under the Quince 2019 Plan.

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

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2024	7,408,005	$3.16	8.37	$4,285
Options granted	3,217,256	1.58	—	—
Options exercised	(184,060)	1.00	—	120
Options cancelled / forfeited	(138,439)	1.04	—	—
Balance as of June 30, 2025	10,302,762	$2.73	8.46	$2,807
Options vested and expected to vest as of June 30, 2025	10,302,762	2.73	8.46	2,807
Options exercisable as of June 30, 2025	3,887,846	$4.92	7.72	$1,156

For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $0.8 million and $1.7 million, respectively, related to options granted to employees and non-employees. For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.8 million and $1.6 million, respectively, related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2025, total unamortized employee stock-based compensation was $7.3 million, which is expected to be recognized over the remaining estimated vesting period of 2.33 years.

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

As of June 30, 2025, the Company had 246,797 shares available for future issuance under the 2019 Novosteo Plan.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2024	163,839	$0.55	7.23	$216
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of June 30, 2025	163,839	$0.55	6.73	$180
Options vested and expected to vest as of June 30, 2025	163,839	0.55	6.73	180
Options exercisable as of June 30, 2025	105,632	$0.55	6.73	$116

For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $48 thousand and $97 thousand, respectively, related to options granted to employees and non-employees for the 2019 Novosteo Plan. For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $48 thousand and $97 thousand, respectively, related to options granted to employees and non-employees for the 2019 Novosteo Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2025, total unamortized employee stock-based compensation was $142 thousand, which is expected to be recognized over the remaining estimated vesting period of 0.73 years.

Restricted Stock Awards

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2024	78,417	$3.30
RSAs granted	—	—
RSAs vested	(48,672)	3.30
RSAs cancelled	—	—
Unvested - June 30, 2025	29,745	$3.30

For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to restricted stock awards. For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. The fair value of vested restricted stock awards was $0.1 million and $0.2 million for both the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unamortized employee stock-based compensation was $0.1 million, which is expected to be recognized over the remaining estimated vesting period of 0.18 years.

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

As of June 30, 2025, the Company had 1,666,694 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2024	2,333,306	$2.98	7.39	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of June 30, 2025	2,333,306	$2.98	6.90	—
Options vested and expected to vest as of June 30, 2025	2,333,306	2.98	6.90	—
Options exercisable as of June 30, 2025	1,798,589	$2.98	6.90	—

For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $0.3 million and $0.7 million, respectively, related to options granted to employees for the 2022 Inducement Plan. For the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense of $0.3 million and $0.7 million, respectively, related to options granted to employees for the 2022 Inducement Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of June 30, 2025, total unamortized employee stock-based compensation was $1.2 million, which is expected to be recognized over the remaining estimated vesting period of 0.90 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 and the allocation within the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expense	$835	$1,142	$1,785	$2,310
Research and development expense	438	81	874	187
Total stock-based compensation	$1,273	$1,223	$2,659	$2,497

Note 11. Income Taxes

The Company has a history of losses and expects to incur a loss for 2025. The Company maintains a full valuation allowance against its net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the change in valuation allowance.

The Company recorded $67 thousand and $114 thousand of tax expense for the three and six months ended June 30, 2025, respectively, primarily related to foreign withholding tax and interest on the uncertain tax position liability.

The Company’s subsidiaries in Australia received cash payments of R&D tax incentives in prior periods, a qualifying condition of which was that the related R&D expenditure was ‘at risk’. Activities in the Australia entities, including those related to R&D were in part funded by loans from the Company’s US entities. During the quarter ended June 30, 2025, these loans were forgiven by the US entities. The forgiveness, along with other factors, result in it being reasonably possible that the Australian tax authorities may determine that the initial R&D expenditures were not ‘at risk’ and seek to recover the related incentives previously paid to the Company of $0 up to $2.7 million. The outcome of a potential recoupment of amounts by the Australian Tax Authorities is inherently unpredictable and involves a series of complex assessments by management about future events.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation, but we currently do not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025 or on our interim period financial statements.

Note 12. Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(16,049)	$(27,729)	$(31,079)	$(38,878)
Denominator:
Weighted average common shares outstanding	46,686,239	43,096,374	45,314,234	43,053,351
Net loss per share, basic and diluted	$(0.34)	$(0.64)	$(0.69)	$(0.90)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2025	2024
Stock options issued and outstanding	12,799,907	9,966,824
Common Warrants	8,671,928	—
Pre-Funded Warrants	2,000,000	—
Restricted stock awards	29,745	127,090
Total	23,501,580	10,093,914

Note 13. Intangible Assets

EryDel Intangible Assets

The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

(in thousands)
In-process research and development:
Balance as of December 31, 2024	$59,619
Foreign currency translation adjustments	7,480
Balance as of June 30, 2025	$67,099

The following table provides details of the carrying amount of the Company's finite-lived intangible asset (in thousands, except useful life):

		As of June 30, 2025			As of December 31, 2024
	Useful life	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite life intangible assets:
Trade name	21 years	$460	$(41)	$419	$460	$(26)	$434
Foreign currency translation adjustments				48			(8)
Total				$467			$426

The Company performs annual impairment reviews of its intangible assets during the fourth fiscal quarter or more frequently if appropriate. As of June 30, 2025, the Company did not incur any impairment losses related to its EryDel intangible assets. The remaining amortization period for the trade name is 19.3 years as of June 30, 2025.

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

Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall Company performance and events directly affecting the Company. It was noted during the assessment that the Company's market capitalization was significantly below its carrying value and a further quantitative analysis was conducted to determine to the extent, if any, the Company's carrying value exceeded its fair value as of June 30, 2024. The quantitative analysis used fair value based on market capitalization adjusted for control premium based on market comparable transactions. This quantitative analysis resulted in the Company's fair value being significantly below its carrying value, resulting in a non-cash goodwill impairment charge of $17.1 million being recorded during fiscal year 2024.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2023	$17,625
Impairment charge	(17,130)
Foreign currency translation adjustments	(495)
Balance as of June 30, 2024	$—

Note 14. Segment Information

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

	June 30, 2025	December 31, 2024
Cash, cash equivalents and short-term investments	34,708	40,784

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within consolidated net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development:
Personnel	$1,294	$757	$2,614	$1,544
Stock-based compensation	438	81	873	187
Clinical and contract manufacturing	5,342	3,718	12,069	7,040
Other	(521)	(409)	(858)	(922)
General and administrative:	0
Personnel	1,038	1,568	2,765	2,995
Stock-based compensation	834	1,142	1,785	2,310
Consulting and professional costs	786	1,015	2,252	2,613
Other	684	970	1,329	1,748
Goodwill impairment charge	—	17,130	—	17,130
Fair value adjustment for contingent consideration	532	2,220	2,456	4,765
Total operating expenses	10,427	28,192	25,285	39,410
Loss from operations	(10,427)	(28,192)	(25,285)	(39,410)
Other segment items	(5,622)	463	(5,794)	532
Net loss	$(16,049)	$(27,729)	$(31,079)	$(38,878)

Other segment items within net loss include fair value adjustments for long-term debt and warrants, warrant issuance costs, interest income, other income (expense), net, and income tax expense.

The Company’s long-lived assets consist primarily of property, plant and equipment, net, and operating lease right-of-use assets are maintained in Italy. As of June 30, 2025 and December 31, 2024, no individual country other than the U.S. accounted for 10% or more of these assets.

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

Overview

We are a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology for the treatment of rare diseases. Our proprietary AIDE technology is an innovative drug/device combination platform that uses an automated process to encapsulate a drug into a patient’s own red blood cells. Red blood cells have several characteristics that make them an excellent vehicle for drug delivery, including better safety and tolerability, enhanced tissue distribution, reduced immunogenicity, and prolongation of circulating half-life. Our AIDE technology is designed to harness many of these benefits to allow for new and improved therapeutic options for patients living with high unmet medical needs. eDSP is the first product in development that leverages our AIDE technology and is composed of DSP encapsulated in autologous red blood cells targeted to treat a rare pediatric neurodegenerative disease, A-T. DSP is a corticosteroid well-described for its anti-inflammatory properties, but is also coupled with serious adverse events, including adrenal suppression. eDSP is designed to maintain the well-described efficacy of DSP while reducing or eliminating the significant adverse events that accompany chronic corticosteroid treatment. The altered biodistribution, pharmacokinetics, and pharmacodynamics of eDSP enabled by autologous red blood cells may, therefore, improve the safety profile, and maintain or increase the desired therapeutic effect of DSP.

Currently, there are no approved treatments for A-T and the global market, based on our internal estimates and assumptions, represents a more than $1 billion peak commercial opportunity. We believe this makes eDSP an ideal lead asset to demonstrate the clinical and commercial potential of our AIDE technology.

We intend to focus our development expertise and financial resources toward advancing a Phase 3 NEAT clinical trial, which is an international multicenter, randomized, double-blind, placebo-controlled study to evaluate the neurological effects of eDSP on patients with A-T. As of July 16, 2025, we completed enrollment of our Phase 3 NEAT clinical trial with a total of 105 participants, including 83 participants in the six to nine year-old primary analysis population and 22 participants aged 10 years or older. To date, all NEAT study participants have elected to transition to the OLE study. We expect to report topline results from the Phase 3 NEAT clinical trial in the first quarter of 2026.

Additionally, we plan to expand our development pipeline to include additional indications for eDSP where chronic corticosteroid treatment is or has the potential to become a standard of care. We selected DMD as our second development program. We consider DMD an excellent indication for eDSP as corticosteroids are the standard of care for this rare disease, and their utility is limited by significant toxicities. We expect to advance eDSP for DMD utilizing capital efficient study approaches, in addition to expanding our development pipeline beyond A-T and DMD to target eDSP for the treatment of immunological and autoimmune focused rare disease indications.

On August 7, 2025, we entered into a strategic relationship with Option Care Health, Inc., the nation’s largest independent provider of home and ambulatory infusion services, to support the commercial development and efficient launch of our lead asset, eDSP, in the U.S., assuming positive study results and subsequent regulatory approval.

We expect that the strategic relationship will leverage Option Care Health’s network of specialty pharmacies and ambulatory infusion suites to provide for the administration of eDSP in an effective and efficient way while delivering this innovative treatment to patients. Option Care Health has more than 90 full-service pharmacies and 180-plus ambulatory infusion suites located across the U.S.

Financial Overview

Our strategic focus is to apply our resources and capital toward the advancement of our proprietary AIDE technology platform and Phase 3 lead asset, eDSP, targeted to treat A-T. With cash, cash equivalents, and short-term investments of $34.7 million as of June 30, 2025, we expect to fund operations into the second quarter of 2026, or into the second half of 2026 if warrants from the Company's recent financing are exercised in full for cash. However, there can be no guarantee as to when such warrants may be exercised, if at all. In addition, we expect to expand and accelerate our development pipeline by funding new program expansion into DMD and other high priority rare disease indications for our lead asset eDSP.

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

Fair Value Adjustment for Warrants

We record fair value adjustment for warrant liability calculated using the Black-Scholes option pricing model, adjustments are due to changes in the Company’s stock price.

Warrant Issuance Costs

Warrant issuance costs consist of expenses incurred in connection with the offering of our private placement warrants, which are classified as liabilities.

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

Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements:

•
Research and Development Expenses
•
Identifiable Intangible Assets
•
Contingent Consideration
•
Long-term Debt
•
Warrant Liability

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value. (For more information about the material inputs and assumptions used to value the liability classified warrants, refer to Note 9 to the consolidated financial statements.) The warrant liabilities are initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

For a discussion about the other critical accounting estimates and assumptions impacting our consolidated financial statements, see the Critical Accounting Estimates section within MD&A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025.

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

The following sets forth our results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$6,553	$4,147	$2,406	58%
General and administrative	3,342	4,695	(1,353)	(29)%
Goodwill impairment charge	—	17,130	(17,130)	(100)%
Fair value adjustment for contingent consideration	532	2,220	(1,688)	(76)%
Total operating expenses	10,427	28,192	(17,765)	(63)%
Loss from operations	(10,427)	(28,192)	17,765	(63)%
Fair value adjustment for long-term debt	(501)	(415)	(86)	21%
Fair value adjustment for warrants	(4,464)	—	(4,464)	—
Warrant issuance costs	(872)	—	(872)	—
Interest income	311	823	(512)	(62)%
Other income (expense), net	(29)	91	(120)	(132)%
Net loss before income tax expense	(15,982)	(27,693)	11,711	(42)%
Income tax expense	(67)	(36)	(31)	86%
Net loss	$(16,049)	$(27,729)	$11,680	(42)%

Research and Development Expenses (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Direct research and development expenses:
eDSP	$4,641	$2,909	$1,732	60%
Other direct research costs	102	227	(125)	(55)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	1,731	838	893	107%
Facilities and other research and development expenses	79	173	(94)	(54)%
Total research and development expenses	$6,553	$4,147	$2,406	58%

Research and development expenses were $6.6 million for the three months ended June 30, 2025, compared to $4.2 million for the three months ended June 30, 2024, an increase of $2.4 million.

The costs for eDSP development increased by $1.7 million compared to the same period from the prior year due to the continuation costs related to our Phase 3 NEAT clinical trial and OLE. This increase was primarily due to clinical trial costs of $4.4 million (an increase of $1.8 million), and $0.2 million in manufacturing costs (a decrease of $0.1 million).

Our personnel related costs increased by $0.9 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, mainly as a result of an increase of $0.4 million in allocated stock-based compensation costs.

Facilities and other research and development expenses decreased by $0.1 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 primarily due to a decrease in rent, storage and facilities expenses.

General and Administrative Expenses

General and administrative expenses decreased by $1.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The change in general and administrative expenses is primarily due to decreases of $0.8 million in allocated stock-based compensation and personnel-related expenses, $0.2 million in consulting and professional costs, and $0.3 million in other professional and administrative expenses.

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

Fair Value Adjustment for Contingent Consideration

For the three months ended June 30, 2025, we recorded a fair value adjustment for contingent consideration which resulted in a $0.5 million increase primarily due to the passage of time.

Fair Value Adjustment for Long-term Debt

For the three months ended June 30, 2025, we recorded a fair value adjustment for long-term debt which resulted in a $0.5 million charge primarily due to the passage of time and the interest accrued and paid for the loan with the EIB.

Fair Value Adjustment for Warrants

For the three months ended June 30, 2025, we recorded a fair value adjustment for warrants which resulted in a $4.5 million charge primarily due to the change in the price of our common stock.

Interest Income

Interest income decreased by $0.5 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The change was due to decreased yields on our investment portfolio and decreased average balances.

Other Income (Expense), net

Other income (expense), net decreased by $0.1 million for the three months ended June 30, 2025 primarily due to the effects resulting from changes in foreign exchange rates.

Income Tax Expense

We recorded tax expense of $70 thousand for the three months ended June 30, 2025 and $36 thousand for the three months ended June 30, 2024. Tax expense is primarily driven by foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.

Results of Operations

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

The following sets forth our results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except for percentages):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$14,698	$7,849	$6,849	87%
General and administrative	8,131	9,666	(1,535)	(16)%
Goodwill impairment charge	—	17,130	(17,130)	(100)%
Fair value adjustment for contingent consideration	2,456	4,765	(2,309)	(48)%
Total operating expenses	25,285	39,410	(14,125)	(36)%
Loss from operations	(25,285)	(39,410)	14,125	(36)%
Fair value adjustment for long-term debt	(945)	(803)	(142)	18%
Fair value adjustment for warrants	(4,464)	—	(4,464)	—
Warrant issuance costs	(872)	—	(872)	—
Interest income	717	1,710	(993)	(58)%
Other income (expense), net	(116)	(308)	192	(62)%
Net loss before income tax expense	(30,965)	(38,811)	7,846	(20)%
Income tax (expense) benefit	(114)	(67)	(47)	70%
Net loss	$(31,079)	$(38,878)	$7,799	(20)%

Research and Development Expenses (in thousands, except for percentages):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Direct research and development expenses:
eDSP	$10,868	$5,706	$5,162	90%
Other direct research costs	179	117	62	53%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	3,487	1,731	1,756	101%
Facilities and other research and development expenses	164	295	(131)	(44)%
Total research and development expenses	$14,698	$7,849	$6,849	87%

Research and development expenses were $14.7 million for the six months ended June 30, 2025, compared to $7.8 million for the six months ended June 30, 2024, an increase of $6.8 million.

The costs for eDSP development increased by $5.2 million compared to the same period from the prior year due to the ramping up and continuation costs related to our Phase 3 NEAT clinical trial and OLE. This increase was primarily due to clinical trial costs of $10.3 million (an increase of $5.2 million) and $0.5 million in manufacturing costs (no change).

Our personnel related costs increased by $1.8 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, mainly as a result of an increase of $0.7 million in allocated stock-based compensation costs, incurring a $0.4 million severance cost, and a $0.7 million increase in other personnel related expenses, including payroll taxes and benefits.

Facilities and other research and development expenses decreased by $0.1 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 primarily due to a decrease in rent, storage and facilities expenses.

General and Administrative Expenses

General and administrative expenses decreased by $1.5 million to $8.1 million for the six months ended June 30, 2024, from $9.7 million for the six months ended June 30, 2024. The decrease in general and administrative expenses is primarily due to decreases of $0.8 million in allocated stock-based compensation and personnel related expenses, $0.3 million in consulting and professional costs and $0.4 million decrease in other professional and administrative expenses year over year.

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

Fair Value Adjustment for Contingent Consideration

For the six months ended June 30, 2025, we recorded a fair value adjustment for contingent consideration which resulted in a $2.5 million charge due to the passage of time.

Fair Value Adjustment for Long-term Debt

For the six months ended June 30, 2025, we recorded a fair value adjustment for long-term debt which resulted in a $1.0 million charge primarily due to the passage of time and the interest accrued and paid for the loan with the EIB.

Fair Value Adjustment for Warrants

For the six months ended June 30, 2025, we recorded a fair value adjustment for warrants which resulted in a $4.5 million charge primarily due to the change in the price of our common stock.

Interest Income

Interest income decreased by $1 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The change was due to decreased yields on our investment portfolio and decreased average balances.

Other Income (Expense), net

Other income (expense), net increased by $0.2 million for the six months ended June 30, 2025 primarily due to unrealized gains resulting from changes in foreign exchange rates.

Income Tax Expense

We recorded $0.1 million of tax expense for the six months ended June 30, 2025 and $0.1 million for the six months ended June 30, 2024. Tax expense is primarily driven by foreign withholding tax, interest on uncertain tax position liability and net of tax benefit from decrease in EryDel's deferred tax liabilities.

Liquidity and Capital Resources

We have not generated any revenue and we have never been profitable. To date, we have financed our operations primarily through the issuance and sale of our securities. From inception through June 30, 2025, we received net proceeds of approximately $318.7 million from the issuance of redeemable convertible preferred stock, convertible promissory notes and common stock.

We have incurred net losses since the commencement of our operations. As of June 30, 2025, we had an accumulated deficit of -$407.6 million. We incurred a net loss of $16.0 million and $31.1 million in the three and six months ended June 30, 2025, respectively. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. The transition to profitability is dependent upon the successful development, approval and commercialization of our product candidate, and the achievement of a level of revenues adequate to support our cost structure. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $34.7 million. Based on our current operating plan, we believe that our cash and cash equivalents balance as of June 30, 2025 will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, private financing of debt or equity, and/or the pursuit of strategic partnerships, licensing arrangements or collaborations. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we may be required to delay development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of June 30, 2025, we concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, U.S government securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk. Our cash equivalents and short-term investments are held in money market funds, certificates of deposit, and government agency obligations.

While we currently believe that our existing cash, cash equivalents and investments will be sufficient to fund our planned operations through Phase 3 NEAT topline results and into the second quarter of 2026, that assumption does not include any costs or cash expenditures associated with initiating additional programs.

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

Financing

Equity Financing

ATM Program

On December 18, 2024, we entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or the Agents, relating to the sale of shares of our common stock, par value $0.001 per share. In accordance with the terms of this agreement, we may offer and sell up to $21.9 million of shares of common stock.

During the three months ended June 30, 2025, the Company utilized its ATM program to raise net proceeds of approximately $2.9 million by issuing 2,766,549 shares of common stock. As of June 30, 2025, $19.0 million remained available to be sold under the ATM program.

June 2025 Private Placement

On June 12, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain institutional investors (the “Investors”) and certain members of our management (together with the Investors, the “Purchasers”) pursuant to which we issued and sold to the Purchasers in a private placement (the “Private Placement”): (i) 6,671,928 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,000,000 shares of Common Stock, and (iii) accompanying warrants to purchase up to an aggregate of

8,671,928 shares of Common Stock (the “Common Warrants”), for aggregate gross proceeds of approximately $11.5 million (excluding up to approximately $10.4 million of aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Common Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by us. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Common Warrant. The combined purchase price of each Share and accompanying Common Warrant was $1.325 (which included $0.125 per Common Warrant in accordance with the rules and regulations of Nasdaq). The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrant was $1.324 (equal to the combined purchase price per Share and accompanying Common Warrant, minus $0.001).

Debt

In connection with the acquisition of EryDel on October 20, 2023, we guaranteed the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to our business and capitalization. As of June 30, 2025, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment dates specified in the relevant disbursement offer. The first repayment date of tranche C shall fall not earlier than twelve months from the disbursement date of such tranche. The last repayment date of tranche C and tranche D shall fall not later than 5 years from the disbursement date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and both principal and interest are payable on the maturity date for each tranche (with the exception of 2% cash interest which shall accrue and be payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment, which shall correspondingly reduce the deferred interest rate accruing during such period). The fixed rates range from 7.0% to 9.0% per annum. As of June 30, 2025, principal of 10.0 million euros ($11.7 million) was outstanding on the EIB Loan and it is recorded as Long-term debt on the consolidated balance sheet at fair value with imputed interest of 9.0% included.

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

The Debt Agreement requires us to maintain a minimum cash balance of 14.65 million euros ($17.2 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full (the “Minimum Cash Covenant”). In November 2024, we entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025, and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored (such period, the “Waiver Period”). Under the terms of the Amendment, we agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, solely during the waiver period, 2% cash interest on the outstanding principal amounts of tranches A and B are payable on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, reducing the total deferred interest on tranches A and B to 7% for the duration of the Waiver Period, and a one-time fee of 20,000 euros in connection with the Amendment. As of June 30, 2025, we have been in compliance with all covenants under the Debt Agreement.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(21,016)	$(17,092)
Investing activities	16,937	3,936
Financing activities	14,499	225
Effect of exchange rate changes on cash	194	69
Net increase in cash and cash equivalents	$10,614	$(12,862)

Operating Activities

Net cash used in operating activities was $21.0 million for the six months ended June 30, 2025. Cash used in operating activities was primarily due to our net loss of $31.1 million for the period, adjusted for $9.9 million of non-cash items, including $4.5 million change in the fair value of warrants, $2.7 million in stock-based compensation, $2.5 million change in the fair value of contingent consideration liabilities, $0.8 million change in the fair value of the EIB Loan, and a net decreases in our operating assets of $0.5 million and a net decrease in our accounts payable, and accrued expenses and other current liabilities of $0.3 million.

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

Investing Activities

Cash provided by investing activities was $16.9 million for the six months ended June 30, 2025, primarily related to the maturities of short-term investments of $31.0 million, and the purchase of investments of $13.8 million.

Cash provided by investing activities was $3.9 million for the six months ended June 30, 2024, primarily related to the maturities of short-term investments of $89.7 million, and the purchase of investments of $85.7 million.

Financing Activities

Cash used in financing activities was $14.5 million for the six months ended June 30, 2025, which consisted of gross proceeds of $11.5 million from the issuance of common stock, common warrants, and pre-funded warrants in connection with June 2025 Private Placement, $2.9 million from the issuance of common stock in connection with the ATM offerings, and $0.2 million from the exercise of stock options in the period.

Cash provided by financing activities was $0.2 million for the six months ended June 30, 2024, which consisted of net proceeds from the exercise of stock options in the period.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $5.7 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of June 30, 2025. We have approximately $27.4 million in cancellable future operating expense commitments based on existing contracts as of June 30, 2025. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. As of June 30, 2025, the fair value of the EIB Loan is $17.0 million and it is recorded as long-term debt on the condensed consolidated balance sheet at fair value. As of June 30, 2025 the fair value of long-term contingent consideration on our books for the earnout related to the EryDel Acquisition is $59.1 million, and the fair value of warrants issued in connection with the private placement is $15.1 million, refer to Note 3 to the condensed consolidated financial statements for further details.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. As of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as set forth below.

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

In addition, we have filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which permits us to sell from time-to-time up to $200.0 million of additional shares of our common stock or other securities in one or more offerings. In particular, we may offer and sell up to $21.9 million of shares of our common stock from time to time pursuant to the Controlled Equity OfferingSM Sales Agreement dated December 18, 2024, or the Sales Agreement, that we have entered into with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC. During the three months ended June 30, 2025, we utilized our ATM program to raise net proceeds of approximately $2.9 million by issuing 2,766,549 shares of common stock. Depending on market liquidity at the time, sales of our common stock pursuant to the Sales Agreement, or other sales of our common stock or other securities under the Shelf Registration Statement, may cause the trading price of our common stock to decline.

Furthermore, we have warrants currently outstanding which may be immediately exercised to purchase shares of common stock. To the extent that these warrants are exercised, or to the extent we issue additional shares of common stock in the future, as the case may be, there will be further dilution to holders of shares of the common stock.

Our outstanding warrants include put rights upon the occurrence of a fundamental transaction, which could make it difficult for us to complete a fundamental transaction that would otherwise be beneficial to our stockholders.

Our outstanding warrants include provisions that, in the event of certain fundamental transactions defined in the relevant agreements, provide the holders of such warrants with the right to require us, or the successor company in such transaction, to repurchase any unexercised portion of such warrants from the holder at their Black-Scholes value. In some circumstance this repurchase must be made in cash. Such Black-Scholes value may be significant and the requirement to pay such amount could prevent us from completing a transaction which would otherwise be accretive to shareholders or make such transaction more costly and reduce the value of such transaction to holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index and such Exhibit Index is incorporated herein by reference.

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	5/13/2019	001-38890

3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	8/1/2022	001-38890

3.3	Amended and Restated Bylaws	8-K	8/1/2022	001-38890

4.1	Form of Pre-Funded Warrant	8-K	6/13/2025	001-38890

4.2	Form of Common Warrant	8-K	6/13/2025	001-38890

10.1	Form of Securities Purchase Agreement, dated June 12, 2025, by and among Quince Therapeutics, Inc. and each of the several purchasers signatory thereto.	8-K	6/13/2025	001-38890

10.2	Form of Registration Rights Agreement, dated June 12, 2025, by and among Quince Therapeutics, Inc. and each of the several purchasers signatory thereto.	8-K	6/13/2025	001-38890

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X

32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data file as its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Quince Therapeutics, Inc.

Date: August 11, 2025	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer and Chief Medical Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Brendan Hannah
Brendan Hannah
Chief Business Officer, Chief Operating Officer, and Chief Compliance Officer
(Principal Financial Officer)