Form 10-K
period 2025-12-31
Quince Therapeutics, Inc.
filed 2026-04-10
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $64.0 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2025 of $1.65 per share.

As of April 9, 2026, the registrant had 163,007,943 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC"). It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our ability to successfully execute on our current strategic direction, including our ability to pursue strategic alternatives, such as completing a reverse merger or selling assets;
•
our financial performance;
•
our ability to continue as a going concern, the sufficiency of our existing cash and cash equivalents to fund our future operating expenses and debt service requirements;
•
the accuracy of our estimates regarding expenses, liquidity requirements, and needs for additional financing;
•
our expectations related to the use of our available cash;
•
our ability to service our debt obligations and maintain compliance with associated covenants;
•
our ability to obtain funding for our operations;
•
our ability to attract and retain key personnel;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•
potential claims relating to our intellectual property; and
•
our ability to maintain compliance with Nasdaq listing requirement.

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

v

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

PART I

Item 1. Business.

Overview

We are a biotechnology company and, prior to the completion of our NEAT Phase 3 trial, described below, focused our development activities on unlocking the power of a patient’s own biology for the treatment of rare diseases. Our proprietary AIDE technology platform is an innovative drug/device combination that uses an automated process designed to encapsulate a drug into the patient’s own red blood cells. Red blood cells have several characteristics that make them an excellent vehicle for drug delivery, potentially including better safety and tolerability, enhanced tissue biodistribution, reduced immunogenicity, and prolongation of circulating half-life. Our AIDE technology is designed to harness these benefits to allow for new and improved therapeutic options for patients living with high unmet medical needs. The AIDE technology platform is believed to confer several benefits over conventional therapies and can be applied to a broad range of small or large molecule drugs and biologics. Our lead asset, eDSP, used our AIDE technology to encapsulate DSP into a patient’s own red blood cells. In January 2026 we completed our pivotal Phase 3 NEAT clinical trial to evaluate the treatment of a rare pediatric neurodegenerative disease, A-T. In the NEAT study, the primary endpoint, which measured the change from baseline to last efficacy visit at month six using the Rescored modified International Cooperative Ataxia Rating Scale (RmICARS) compared to placebo, did not reach statistical significance. Based on the results of the NEAT clinical trial, eDSP does not appear to be an effective treatment for A-T and we will be unable to continue development of eDSP in this or other therapeutic indications. We have no other current product candidates and do not have sufficient resources to pursue further research and development activities at this time. We are currently focused on preserving cash while we evaluate available strategic alternatives.

On February 9, 2026, we engaged LifeSci Capital as our exclusive financial advisor to assist in restructuring activities and an evaluation of strategic alternatives aimed at maximizing shareholder value. Based on our initial evaluation, we plan to focus our efforts with respect to strategic alternatives, including effecting a reverse merger. We do not currently have any agreements or commitments to effect any such transactions and may not be able to execute such transactions on terms favorable to us and our stockholders, or at all. While we may also sell assets relating to our previous product candidates and other intellectual property, we do not expect to receive any meaningful consideration from such sale, if any.

In order to fund our current efforts to pursue strategic alternatives, including a reverse merger, we intend to obtain additional funding through available financing sources, which may include additional public offerings of common stock, including sales of common stock, under a Controlled Equity OfferingSM Sales Agreement, dated December 18, 2024, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or private financing of debt or equity. If we are successful in obtaining any such additional funding, we may use all or a portion of the net proceeds to repay outstanding indebtedness, as well as for general corporate purposes and to support our activities with respect to strategic alternatives, including effecting a reverse merger. There can be no guarantee that we will be able to obtain such additional funding on terms favorable to us or our stockholders, or at all.

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

The AIDE technology drug/device combination consists of a proprietary CE marked non-invasive automated device called the RCL, along with a sterile single-use treatment kit. The automated drug encapsulation process and treatment are designed to be completed at the point-of-care and includes a series of steps which take approximately two hours from start to finish:

•
Collection of 50mL of a patient’s blood.
•
Loading the patient's collected blood in the RCL using the sterile, single-use treatment kit.
•
Autologous red blood cells in the RCL are swollen and their pores are “opened” using two hypotonic process solutions.
•
Drug is added to the RCL and enters into the opened red blood cells.
•
Physiological osmotic conditions are then restored by adding a hypertonic solution that “reseals” the red blood cells.
•
Drug that is not encapsulated during the process is removed by extensive washing.
•
Upon completion of the process, the drug encapsulated red blood cells are infused into the patient.

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
•
Potential for improved pharmacokinetics and pharmacodynamics, including increasing circulating half-life and optimized drug-receptor interactions. The improved pharmacokinetics and pharmacodynamics of the red blood cell encapsulated drug may significantly increase the desired therapeutic effects and improve the safety profile of the therapy.
•
Potential for avoiding issues with donor compatibility associated with heterologous cells.
•
Potential for the encapsulation of small or large molecules, peptides, and proteins inside autologous red blood cells to limit biodegradability and immunogenicity.

Previous Candidate Development Activities

eDSP for the Potential Treatment of A-T

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

In the NEAT study, the primary endpoint, which measured the change from baseline to last efficacy visit at month six using the RmICARS compared to placebo, did not reach statistical significance. The mean change from baseline to month six was 0.94 in the active arm compared to 2.24 in the placebo arm (difference -1.30) with a p-value of 0.0851. Furthermore, the study did not meet its key secondary endpoint of improvement in Clinical Global Impression of Severity (CGI-S) measured from baseline to month six with a p-value of 0.522. Based on the results of the NEAT clinical trial, eDSP does not appear to be an effective treatment for A-T.

eDSP was generally well tolerated and there were no clinically meaningful safety concerns identified. The most common adverse events reported in the eDSP arm included pruritis and pyrexia.

Phase 2 Candidate — eDSP for the Potential Treatment of DMD

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

Manufacturing

We currently have one manufacturing facility in Medolla, Italy, which is authorized for the design and development, production, distribution, and servicing of our RCL machines, single-use treatment kits, and all proprietary medical devices. This production facility complies with EU ISO13485 and U.S. quality standards for medical device manufacturers. We also use several third-party manufacturers to produce key components and for final assemblies of the RCL and treatment kit.

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

Regulatory Matters

While we have discontinued all activities relating to developing product candidates, we remain subject to laws and rules in the United States and foreign jurisdictions relating to the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, sampling and export and import of pharmaceutical products.

Strategic Alternatives

On February 9, 2026, we engaged LifeSci Capital as our exclusive financial advisor to assist in restructuring activities and an evaluation of strategic alternatives aimed at maximizing shareholder value. Based on our initial evaluation, we plan to focus our efforts with respect to strategic alternatives, including effecting a reverse merger. We do not currently have any agreements or commitments to effect any such transactions and may not be able to execute such transactions on terms favorable to us and our stockholders, or at all. While we may also sell assets relating to our previous product candidates, we do not expect to receive any meaningful consideration from such sale, if any.

In order to fund our current efforts to pursue strategic alternatives, including a reverse merger, we intend to obtain additional funding through available financing sources, which may include additional public offerings of common stock, including sales of common stock, under a Controlled Equity OfferingSM Sales Agreement, dated December 18, 2024, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or private financing of debt or equity. If we are successful in obtaining any such additional funding, we may use all or a portion of the net proceeds to repay outstanding indebtedness, as well as for general corporate purposes and to support our activities with respect to strategic alternatives, including effecting a reverse merger. There can be no guarantee that we will be able to obtain such additional funding on terms favorable to the Company or our stockholders, or at all.

Employees

As of December 31, 2025, we had 38 total employees, of which 25 are in research and development and 13 are in general and administrative. Our employees are primarily located in South San Francisco, California, Medolla, Italy and Bresso Italy, and others work remotely from their residences located across the United States. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

Risks Relating to Our Business and Financial Condition

Our lead drug candidate, eDSP, did not meet primary or secondary endpoints in the NEAT clinical trial and we do not have resources to pursue further operations. Therefore, we have limited operations and the only opportunity for a return on an investment in our common stock is based on our ability to execute a reverse merger transaction.

We recently completed our NEAT clinical trial for our lead drug candidate, eDSP, which did not meet primary or secondary endpoints. Based on the results of the NEAT clinical trial, eDSP does not appear to be an effective treatment for A-T and we will be unable to continue development of eDSP in A-T or other therapeutic indications. We have no other current product candidates and do not have sufficient resources to pursue further research and development activities. Therefore, we have limited operations and the only opportunity for a return on an investment in our common stock is based on our ability to execute a reverse merger transaction.

While we have engaged a financial advisor to support our Board of Directors in exploring strategic transactions, there can be no assurance that we will be able to engage in a strategic alternative transaction, including a reverse merger, or even if we do so, that any such transaction will result in favorable terms and conditions for us or our shareholders. If we are unsuccessful in engaging in a reverse merger, we will need to liquidate our business and you will not realize any return on an investment in our common stock.

In the event of a reverse merger transaction, your ability to realize a return on an investment in our common stock will depend on, among other things, the terms of such reverse merger transaction and the future performance of the target company in such transaction. There can be no guarantee that you will realize any benefit even if we are able to execute a reverse merger transaction.

Nasdaq may delist our securities from its exchange, which could adversely affect our ability to execute a strategic transaction and limit our stockholders’ liquidity.

Our common stock is currently listed on the Nasdaq Global Select Market, which has qualitative and quantitative listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity, a minimum number of holders of our common stock, a $1.00 minimum bid price per share for our common stock, and certain governance requirements relating to the composition of the committees of our Board of Directors.

In March 2026, we received notices from Nasdaq indicating that we are no longer in compliance with Nasdaq’s continued listing requirements relating to maintaining (i) a minimum bid price of our common stock equal to $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2) and (ii) a minimum market value of listed securities equal to $50,000,000. While we have an initial period of 180 days, until September 14, 2026, to regain compliance with such requirements, there is no guarantee that we will be able to regain compliance. In addition, as of December 31, 2025, our total stockholders’ deficit was approximately $35.7 million.

If we are unable to comply with Nasdaq continued listing requirements, our common stock may be subject to delisting. If Nasdaq delists our common stock from trading on its exchange or if we decide to voluntarily delist from Nasdaq and/or deregister our common stock under the federal securities laws, we could face significant material adverse consequences, including but not limited to (i) a limited availability of market quotations for our common stock; (ii) reduced liquidity for our common stock; (iii) a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; (iv) a limited amount of news and analyst coverage, and in the event of deregistration of our common stock, less public disclosure about us; and (v) a decreased ability to issue additional securities or obtain additional financing in the future. In addition, if our common stock is delisted from Nasdaq our ability to execute a reverse merger transaction will be adversely affected.

If we are unable to execute a strategic transaction, may be required to pursue a reorganization proceeding under applicable bankruptcy or insolvency laws, including under Chapters 7 or 11 of the U.S. Bankruptcy Code.

Under the EIB Loan, the occurrence of a Material Adverse Change (as defined in the EIB Loan) gives the Bank (as defined in the EIB Loan) the right to declare amounts outstanding under the EIB Loan immediately due and payable. The Bank has not purported that a Material Adverse Change has occurred at this time. However, there can be no guarantee that the Bank will not invoke such provision in the future, or that we will not experience other Material Adverse Changes, or otherwise breach our financial or other covenants under the EIB Loan, that could give rise to an acceleration of our obligations under the EIB Loan.

If we are unable to execute a strategic transaction in a way that resolves our outstanding liabilities, we will be required to pursue a reorganization proceeding under applicable bankruptcy or insolvency laws, including protection (“Bankruptcy Protection”) under Chapters 7 or 11 of the U.S. Bankruptcy Code. Holders of our common stock will likely not receive any value or payments in a restructuring or similar scenario.

Under Chapter 7 of the United States Bankruptcy Code, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

We have no drug candidates approved for commercial sale, and we expect to continue to generate net losses as we work to evaluate strategic alternatives.

We have no drug candidates approved for sale, have never generated any revenue from sales and have never been profitable. Based on the results of our NEAT Phase 3 clinical trial, we have discontinued all development activities and do not expect to generate any revenue. While we may also sell assets relating to our previous product candidates, we do not expect to receive any meaningful consideration from such sales, if any. We have incurred net losses in each year since our inception. For the years ended December 31, 2025 and 2024, our net losses were $84.0 million and $56.8 million, respectively. We had an accumulated deficit of $460.5 million as of December 31, 2025.

We anticipate that we will continue to incur net losses as we evaluate strategic alternatives. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Further, these net losses have fluctuated significantly in the past and are expected to continue to significantly fluctuate from quarter-to-quarter or year-to-year.

There are numerous risks and uncertainties, and we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to execute a strategic transaction, such as a reverse merger.

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise substantial additional funding, which may not be available on acceptable terms, to finance our operations. If we are unable to raise this additional capital when needed or on acceptable terms, we may not be able to successfully execute a strategic transaction and our stockholders will not realize any value from an investment in our business.

Since our inception, we have used substantial amounts of cash to fund our operations. As of December 31, 2025, we had $17.8 million in cash, cash equivalents and short-term investments. Following December 31, 2025, and through the issuance of these financial statements, we raised net proceeds of approximately $20.4 million by issuing 105,285,000 shares of common stock under the ATM program, with approximately $47.5 million remaining available for issuance. Based on our available cash resources and current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2025 are issued.

We will need additional funding to support our operations as we seek to execute a strategic transaction, such as a reverse merger. Additional funding may not be available to us on acceptable terms or at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, the EIB Loan may prevent or limit our ability to incur additional indebtedness. While we may also sell assets relating to our previous product candidates, we do not expect to receive any meaningful consideration from such sales, if any.

If we are unable to continue as a going concern, we may have to cease operations and liquidate our assets. We may receive less than the value at which those assets are carried on our financial statements, and you may lose all or a part of your investment.

We may become a “shell company” in the future, which would significantly limit our flexibility to raise capital, reduce the liquidity of our securities, and adversely affect our stockholders.

We are in the process of evaluating strategic alternatives, including the disposition of operating assets, restructuring activities, or other transactions that could significantly reduce or eliminate our ongoing business operations. As a result of such actions, we could in the future be deemed a “shell company” under applicable rules of the SEC.

If we were to become a shell company, we would be subject to significant regulatory restrictions that could materially impair our ability to operate as a public company and pursue strategic transactions. In particular, our ability to raise capital would be significantly constrained, the resale of our securities would be more restricted, and we would also face limitations on our ability to use equity-based compensation, which could hinder our ability to attract and retain key personnel. Our status as a shell company could also negatively affect investor confidence, reduce analyst coverage, and increase volatility in our stock price.

Moreover, if we were to seek to combine with an operating business in the future, including through a reverse merger or similar transaction, we would be required to provide extensive disclosure comparable to that required in a Form 10 registration statement. This would increase the cost, complexity and time required to complete such a transaction and could discourage potential counterparties.

In addition, our potential transition to a shell company could heighten the risk that we fail to meet the continued listing requirements of The Nasdaq Stock Market, which could result in the delisting of our common stock. Any such delisting would likely have a material adverse effect on the liquidity and market value of our securities.

The determination of whether we are a shell company requires significant judgment and is based on the particular facts and circumstances at the time. Accordingly, there can be no assurance as to when or if we may be deemed a shell company. If we are deemed to be a shell company, the foregoing risks, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations, and the value of our securities.

We have and may be required to make milestone payments to the EryDel shareholders pursuant to the terms of the EryDel Acquisition or with our development and commercialization of eDSP, which could adversely affect the overall profitability of eDSP, if approved.

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

We subject to risks associated with conducting business internationally. Some of our suppliers and clinical trial centers are located outside of the United States. We are also subject to regulatory authorities outside of the United States. International business relationships will subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

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

We may not be able to attract or retain qualified personnel due to the intense competition for qualified personnel and consultants among other businesses or any other circumstances that would cause them no longer to provide their professional services to us in the near future. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we will experience constraints that will significantly impede our ability to raise additional capital and our ability to implement our business strategy. In addition, we may need to adjust the size of our workforce, which can result in diversion of management attention, disruptions to our business, and related expenses.

In addition, we previously announced a reduction in force, impacting a number of employees, and have undertaken further reductions in force, resulting in the termination of most of our remaining management team, as we seek to conserve cash while we evaluate strategic alternatives. Further reductions in force may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to retain key personnel in the future and increase the risk that we may not be able to execute our strategic plans.

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

We anticipate that additional impairment changes may be recorded in the first quarter of 2026 relating to the negative outcome of the NEAT study.

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

Since we have an Italian biotechnology subsidiary, we have benefited from certain tax advantages, including, for example, the R&D tax credit, which is an Italian tax credit aimed at stimulating research and development. The R&D tax credit can offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and all other tax-related items that companies usually pay monthly). For eligible research and development activities, the tax credits were equal to 20% of the costs incurred in fiscal years 2022 and 2021, with a maximum annual amount of $4.4 million (4 million euros). In 2023 the general R&D tax credit rate was decreased to 10% of the eligible expenses for certain activities, and the annual ceiling of the credit increased to $5.5 million (5 million euros). In 2023 to 2025, the Company generated R&D tax credit under Article 31 of Decree-Law No. 73/2021, for Pharmaceutical/Vaccine R&D tax credit, which has tax credits equal to 20% of cost incurred in the fiscal year and annual ceiling of the credit of $23.4 million (20 million euros). Expenses incurred by the Company for years ended December 31, 2025, 2024, and 2023 generated a total tax credit amounting to $1.9 million (1.7 million euros), $1.7 million (1.6 million euros), and $0.9 million (0.8 million euros), respectively. The Italian tax authorities may audit each research and development program in respect of which a R&D tax credit has been claimed and assess whether such program qualifies in its view for the R&D tax credit. The Italian tax authorities may challenge our eligibility for, or our calculation of, certain tax reductions or deductions in respect of our research and development activities. Should the Italian tax authorities be successful, the R&D tax credit, may be reduced, which would have a negative impact on our results of operations and future cash flows. We believe, due to the nature of our business operations, that we will continue to be eligible to receive the R&D tax credit. However, if the Italian government decides to eliminate, or to reduce the scope or the rate of, the R&D tax credit, either of which it could decide to do at any time, our results of operations could be adversely affected.

Risks Relating to Legal Compliance Matters

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

We have relied on third parties to conduct some of our preclinical studies and clinical trials and some aspects of our research and preclinical testing and on third-party contract manufacturing organizations to manufacture and supply our preclinical, clinical and commercial materials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, manufacturing or testing.

We have relied on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing and our clinical trials. We have also relied on third-party CMOs to manufacture and supply our preclinical, clinical and commercial materials.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with current GCP regulations for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Failure to comply with these requirements can result in fines, adverse publicity, and civil and criminal sanctions. Similar requirements and consequences may apply in countries outside the United States.

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

In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD from May 25, 2017, which were valid on May 26, 2021 and have not been withdraw since but which expired before March 20, 2023, will only continue to be valid in accordance with the extended transitional deadlines above if either (i) the manufacturer signed a written agreement with a Notified Body for the conformity assessment of the device covered by the expired CE Certificate of Conformity, or the device intended to substitute that device, in accordance with the MDR before the date of expiry of the CE Certificate of Conformity, or (ii) a competent authority of an EU Member State has granted a derogation from the application conformity assessment procedure in accordance with Article 59(1) or Article 97(1) of the MDR.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, products liability and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations. We will also need to acquire tail insurance policies, including coverage relating to our directors and officers, which will require the payment of additional premiums, which may be significant.

Risks Relating to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our proprietary technology and assets, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and the value of such assets may be adversely affected.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the issued patents that we currently own, or in patents that may issue from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected. In addition, we may choose to allow some patents to lapse, as we seek to conserve cash while we evaluate available strategic alternatives.

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

Should any of these events occur, they would significantly harm our business and prospects.

We have applied for patents covering aspects of our drug candidates and device and their uses that we deem appropriate. However, such patent coverage may not be sufficient to prevent substantial competition.

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

It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection for such output. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these factors could adversely affect the value of our intellectual property in a potential strategic transaction or sale of such assets.

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
•
cause development delays;
•
prevent us from out-licensing or commercializing eDSP, or our other drug candidates until the asserted patent expires or is finally held invalid, unenforceable, or not infringed in a court of law;
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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or pending applications are due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm to pay these fees due to the USPTO and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. If we license intellectual property, we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business and the value of our intellectual property.

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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our intellectual property.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, narrowing the scope of patent protection available in certain circumstances and weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to enforce our existing patents, which could adversely affect the value of our intellectual property.

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
changes in our business strategy;
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

•
our ability to maintain compliance with Nasdaq minimum listing requirements;
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

In addition, we have filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, which permits us to sell from time-to-time up to $200.0 million of additional shares of our common stock or other securities in one or more offerings. In particular, we may offer and sell up to $75.0 million of shares of our common stock from time to time pursuant to the Controlled Equity OfferingSM Sales Agreement dated December 18, 2024, or the Sales Agreement, that we have entered into with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC. During the year ended

December 31, 2025, we utilized our ATM program to raise net proceeds of $6.3 million by issuing 4,823,859 shares of common stock. Depending on market liquidity at the time, sales of our common stock pursuant to the Sales Agreement, or other sales of our common stock or other securities under the Shelf Registration Statement, may cause the trading price of our common stock to decline.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of taxable income for tax years beginning January 1, 2018. NOLs generated in Italy are subject to Italian tax laws and deductibility of such Italian NOLs are limited to 80% of taxable income.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing Company’s risk management processes, including oversight and mitigation of risks from cybersecurity threats. Management is responsible for the day-to-day administration of our risk management program and our cybersecurity policies, processes, and practices.

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

Our Information Systems Representative, in coordination with senior management including our Chief Operating Officer works collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, cross-functional teams throughout our company address cybersecurity threats and respond to and escalate certain cybersecurity incidents. Through ongoing communications with these teams, the Information Systems Representative and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Audit Committee when appropriate. The Information Systems Representative has served in various roles in information technology and information security for over 26 years, including serving as the Director of Information Technology of another public company. Our Chief Operating Officer has over 8 years of experience managing information technology, including cybersecurity and risk management.

Item 2. Properties.

Our corporate headquarters are currently located in South San Francisco, California, where we signed a lease agreement for a smaller office space pursuant to a lease agreement that expires in November 2026. We also have leases in Medolla, in the Province of Modena, Italy where we have our manufacturing facility pursuant to a lease agreement that expires in January 31, 2030 and in Bresso, in the Province of Milan, Italy, for office space pursuant to a lease agreement that expires in August 31, 2028. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq under the trading symbol “QNCX.”

Our common stock has been traded under the ticker symbol “CRTX” on the Nasdaq since May 9, 2019, and since August 1, 2022 under the ticker symbol “QNCX.”

Stockholders

As of April 9, 2026, there were 28 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Results of Phase 3 NEAT clinical trial of eDSP for A-T

In the NEAT study, our pivotal Phase 3 international, multicenter, randomized, double-blind, placebo-controlled study (n=105), the primary endpoint, which measured the change from baseline to last efficacy visit at month six using the Rescored modified International Cooperative Ataxia Rating Scale (RmICARS) compared to placebo, did not reach statistical significance. The mean change from baseline to month six was 0.94 in the active arm compared to 2.24 in the placebo arm (difference -1.30) with a p-value of 0.0851. Furthermore, the study did not meet its key secondary endpoint of improvement in Clinical Global Impression of Severity (CGI-S) measured from baseline to month six with a p-value of 0.522. eDSP was generally well tolerated and there were no clinically meaningful safety concerns identified. The most common adverse events reported in the eDSP arm included pruritis and pyrexia. Based on the results of the NEAT clinical trial, eDSP does not appear to be an effective treatment for A-T and we will be unable to continue development of eDSP in this or other therapeutic indications. We have no other current product candidates and do not have sufficient resources to pursue further research and development activities at this time. We are currently focused on preserving cash while we evaluate available strategic alternatives.

Recent Development

Strategic Alternatives

On February 9, 2026, we engaged LifeSci Capital as our exclusive financial advisor to assist in restructuring activities and an evaluation of strategic alternatives aimed at maximizing shareholder value. Based on our initial evaluation, we plan to focus our efforts with respect to strategic alternatives, including effecting a reverse merger. We do not currently have any agreements or commitments to effect any such transactions and may not be able to execute such transactions on terms favorable to us and our stockholders, or at all. While we may also sell assets relating to our previous product candidates, we do not expect to receive any meaningful consideration from such sale, if any.

In order to fund our current efforts to pursue strategic alternatives, including a reverse merger, we intend to obtain additional funding through available financing sources, which may include additional public offerings of common stock, including sales of common stock, under a Controlled Equity OfferingSM Sales Agreement, dated December 18, 2024, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or private financing of debt or equity. If we are successful in obtaining any such additional funding, we may use all or a portion of the net proceeds to repay outstanding indebtedness, as well as for general corporate purposes and to support our activities with respect to strategic alternatives, including effecting a reverse merger. There can be no guarantee that we will be able to obtain such additional funding on terms favorable to the Company or our stockholders, or at all.

Financial Overview

We recently completed our NEAT clinical trial for our lead drug candidate, eDSP, which did not meet primary or secondary endpoints. Based on the results of the NEAT clinical trial, eDSP does not appear to be an effective treatment for A-T and we will be unable to continue development of eDSP in this or other therapeutic indications. We have no other current product candidates and do not have sufficient resources to pursue further research and development activities. With cash, cash equivalents, and short-term investments of $17.8 million as of December 31, 2025 and net proceeds of approximately $20.4 million by issuing 105,285,000 shares of common stock under the ATM program that we raised after December 31, 2025, we expect to fund operations into the second quarter of 2026, or into the second half of 2026 if common warrants from the Company’s financing in June 2025 are exercised in full for cash. However, there can be no guarantee as to when such warrants may be exercised, if at all.

Components of Results of Operations

Operating Expenses

Our operating expenses since inception have consisted primarily of R&D activities and G&A costs.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our research programs. These expenses include payroll and personnel expenses, including stock-based compensation, for our research and product development employees, laboratory supplies, product licenses, consulting costs, contract research, regulatory, quality assurance, preclinical and clinical expenses, allocated rent, facilities costs and depreciation. We expense both internal and external research and development costs as they are incurred. Non-refundable advance payments and deposits for services that would be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as an expense as the related services are performed.

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

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. We base our judgments on our experience and on various assumptions that we believe to be reasonable under the circumstances.

Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our consolidated financial statements.

The critical accounting estimates relate to the following:

•
Research and Development Expenses
•
Impairment of Intangible Assets
•
Contingent Consideration
•
Debt
•
Warrant Liability
•
Income Taxes

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

Impairment of Intangible Assets

Indefinite lived intangible assets are not amortized. Intangible assets related to IPR&D acquired in a business combination or an acquisition that are used in IPR&D shall be considered indefinite lived until the completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. We evaluate these assets for impairment by comparing their estimated fair value to their carrying value, and if the carrying value exceeds the estimated fair value, an impairment charge is recognized for the difference.

The determination of the fair value of IPR&D assets requires management to exercise judgment and make estimates and assumptions regarding the future development and commercialization of the underlying assets. These estimates involve inherent uncertainties and are based on factors such as the status and expected timing of development efforts and other considerations relevant to the associated research and development activities.

The significant inputs used in the impairment assessment are not observable in the market and therefore represent Level 3 fair value measurements as defined in ASC Topic 820, Fair Value Measurement. Changes in these assumptions could have a material impact on the estimated fair value of the assets and the amount of any impairment charge. Significant increases or decreases in these inputs in isolation would result in a significantly higher or lower fair value measurement and could result in the recognition of an impairment charge in future periods.

Contingent Consideration

We determine the acquisition date fair value of contingent consideration using a probability-weighted discounted cash flow model, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liabilities for the contingent consideration are established at the time of the acquisition and will be evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. During the year ended December 31, 2025, we recorded a net $7.6 million adjustment to increase the fair value of our contingent consideration related to the acquisition of EryDel. The adjustment is reflected within operating loss on the consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Debt

We determined that we are eligible for the fair value option election in connection with the EIB Loan as the instrument met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825. At the date of inception of the EIB Loan through the EryDel Acquisition, the fair value for each instrument is derived from the instrument’s implied discount rate at inception. Subsequent to initial recognition, the EIB Loan is remeasured at fair value at each reporting period using a discounted cash flow model, which includes significant inputs that are not observable in the market and therefore represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The fair value is determined based on the present value of expected future cash flows, including principal, accrued interest, and end-of-term payments, discounted at 13% as of December 31, 2025. Changes in the fair value of the EIB Loan are recorded in the consolidated statement of operations within fair value adjustment for debt in the period in which the changes occur. During the year ended December 31, 2025, we recorded a net $2.0 million adjustment to increase the fair value of the EIB Loan. Significant increases or decreases in the discount rate or changes in the timing of expected cash flows in isolation would result in a significantly lower or higher fair value measurement.

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement.

We issued Pre-Funded Warrants and Common Warrants in connection with the June 2025 Private Placement. Due to certain provisions, including purchase rights that could result in holders receiving securities that more than offset or neutralize the effect of a distribution event, these warrants do not meet the indexation guidance under ASC 815 and are classified as liabilities. For more information about the material inputs and assumptions used to value the liability classified warrants, see Note 10 to the consolidated financial statements.

The warrant liabilities are initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2025, we recognized a $21.5 million loss related to the change in fair value of the warrant liabilities. Changes in the fair value of the warrant liabilities may result from changes in facts and circumstances, including those related to the terms of the warrants and other factors affecting their valuation.

Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are settled, and such changes may be material to our results of operations in the period in which they are recognized. The fair value of the

Pre-Funded Warrants and Common Warrants is determined at issuance and at each reporting date and requires the use of valuation techniques that incorporate significant inputs and assumptions. These estimates involve inherent uncertainties and the application of management judgment. Significant increases or decreases in the inputs and assumptions used in the valuation in isolation would result in a significantly higher or lower fair value measurement.

Income Taxes

We account for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the consolidated financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when we determine it is more likely than not that some or all of the tax benefits will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies.

We use estimates in determining the amount of unrecognized tax benefits associated with uncertain tax positions. Significant judgment is required in evaluating tax law and measuring the benefits likely to be realized. Uncertain tax positions are periodically re-evaluated and adjusted as more information about their ultimate realization becomes available. In December 2025, we completed an intercompany transfer of certain intellectual property from our Italian subsidiary to the United States parent entity. The tax impact of the intellectual property transfer has been adjusted for associated unrecognized tax benefits, consistent with ASC 740, Income Taxes. The fair value of the intellectual property was determined using an Acquisition Price Method (‘APM’) based on unobservable inputs and includes judgments such as, but not limited to, discount rates, control premium and residual returns. Our estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$35,382	$18,590	$16,792	90%
General and administrative	15,047	17,580	(2,533)	(14)%
Goodwill impairment charge	—	17,130	(17,130)	(100)%
Fair value adjustment for contingent consideration	7,639	3,985	3,654	92%
Total operating expenses	58,068	57,285	783	1%
Loss from operations	(58,068)	(57,285)	(783)	1%
Fair value adjustment for debt	(2,043)	(1,709)	(334)	20%
Fair value adjustment for warrants	(21,470)	—	(21,470)
Warrant issuance costs	(914)	—	(914)
Interest income	1,244	2,929	(1,685)	(58)%
Other income (expense), net	486	(676)	1,162	(172)%
Net loss before income tax expense	(80,765)	(56,741)	(24,024)	42%
Income tax expense	(3,214)	(87)	(3,127)	3594%
Net loss	$(83,979)	$(56,828)	$(27,151)	48%

Research and Development Expenses

The following table summarizes our research and development expenses (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Direct research and development expenses:
eDSP	$27,641	$13,259	$14,382	108%
Other direct research costs	323	272	51	19%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	6,991	4,593	2,398	52%
Facilities and other research and development expenses	427	466	(39)	(8)%
Total research and development expenses	$35,382	$18,590	$16,792	90%

Research and development expenses were $35.4 million for the year ended December 31, 2025, compared to $18.6 million for the year ended December 31, 2024, an increase of $16.8 million.

The costs for eDSP development increased by $14.4 million compared to the same period from the prior year due to the ramping up and continuation costs related to our Phase 3 NEAT clinical trial and OLE. This increase was primarily due to an increase in clinical trial costs of $13.3 million, an increase in eDSP consulting offset by a decrease in commercial spend of $1.7 million, an increase in other research and development costs of $0.2 million, and a decrease in manufacturing costs of $0.8 million.

Our personnel related costs increased by $2.4 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, mainly as a result of an increase of $0.9 million in allocated stock-based compensation costs and a $1.5 million increase in other personnel related expenses, including payroll taxes and benefits.

Facilities and other research and development expenses decreased by $39 thousand for the year ended December 31, 2025, as compared to the year ended December 31, 2024 primarily due to a decrease in rent, storage and facilities expenses.

General and Administrative Expenses

General and administrative expenses decreased by $2.5 million to $15.0 million for the year ended December 31, 2025, from $17.6 million for the year ended December 31, 2024. The decrease in general and administrative expenses is primarily due to decreases of $0.7 million in allocated stock-based compensation and personnel related expenses, $1.1 million in consulting and professional costs and $0.7 million decrease in other professional and administrative expenses year over year.

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

Fair Value Adjustment for Contingent Consideration

For the year ended December 31, 2025, we recorded a fair value adjustment for contingent consideration which resulted in a loss on the change in the fair value of the contingent consideration primarily due to the expected timing of achieving various milestones, and the passage of time related to the contingent consideration earnout resulting from the EryDel Acquisition.

Fair Value Adjustment for Debt

For the year ended December 31, 2025, we recorded a fair value adjustment for debt which resulted in an increase in loss on the change in the fair value of the debt primarily due to the passage of time and the interest accrued and paid for the loan with the EIB.

Fair Value Adjustment for Warrants

For the year ended December 31, 2025, we recorded a fair value adjustment for warrants which resulted in a $21.5 million charge primarily due to the issuance of the warrants and change in the price of our common stock.

Interest Income

Interest income decreased by $1.7 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The change was due to decreased yields on our investment portfolio and decreased average balances.

Other Income (Expense), net

Other income (expense), net increased by $1.2 million for the year ended December 31, 2025 primarily due to realized gains resulting from changes in foreign exchange rates.

Income Tax Expense

We recorded $3.2 million of tax expense for the year ended December 31, 2025 and $0.1 million for the year ended December 31, 2024. Tax expense is primarily driven by tax expense associated with the intercompany sale of intellectual property offset by the associated release of deferred tax liabilities.

Liquidity and Capital Resources

We have not generated any revenue and we have never been profitable. To date, we have financed our operations primarily through the issuance and sale of our securities. From inception through December 31, 2025, we received net proceeds of approximately $322.1 million from the issuance of redeemable convertible preferred stock, convertible promissory notes, common warrants, pre-funded warrants, and common stock.

We have incurred net losses since the commencement of our operations. As of December 31, 2025, we had an accumulated deficit of $460.5 million. We incurred a net loss of $84.0 million in the year ended December 31, 2025. We do not expect to generate revenue unless and until we complete a reverse merger or other strategic transaction and the post-transaction company generates revenue, and we cannot assure you that a transaction will be completed or that the combined company will ever generate significant revenue or profits.

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. In January 2026, we ceased clinical development of eDSP as the primary and secondary endpoints did not achieve statistical significance in our Phase 3 NEAT clinical trial. As of

December 31, 2025, we had cash, cash equivalents and short-term investments of $17.8 million. Based on our current operating plan, we believe that our cash and cash equivalents balance as of the date of this filing will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Annual Report on Form 10-K, and we will need to obtain additional funding. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, including sales of common stock, under a Controlled Equity OfferingSM Sales Agreement, dated December 18, 2024, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, and/or private financing of debt or equity. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources, we concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

Our cash, cash equivalents, and marketable debt securities are held in a variety of deposit accounts, interest-bearing accounts, U.S government securities, debt securities in government-sponsored entities, and money market funds. Cash in excess of immediate requirements, if any, is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and credit risk. Our cash equivalents and short-term investments are held in money market funds and government agency obligations.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. While we have engaged a financial advisor to support our board of directors in exploring strategic transactions, there can be no assurance that we will be able to engage in a strategic alternative transaction, including a reverse merger, or even if we do so, that any such transaction will result in favorable terms and conditions for us or our stockholders. If we are unable to execute a strategic transaction, may be required to pursue a reorganization proceeding under applicable bankruptcy or insolvency laws, including under Chapters 7 or 11 of the U.S. Bankruptcy Code.

Financing

Equity Financing

ATM Program

On December 18, 2024, we entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or the Agents, relating to the sale of shares of our common stock, par value $0.001 per share. In accordance with the terms of this agreement, we may offer and sell up to $21.9 million of shares of common stock. In October 2025, we increased the total amount available under the ATM program to $75.0 million.

During the year ended December 31, 2025, we utilized our ATM program to raise net proceeds of approximately $6.3 million by issuing 4,823,859 shares of common stock. As of December 31, 2025, $68.5 million remained available to be sold under the ATM program.

June 2025 Private Placement

On June 12, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain institutional investors (the “Investors”) and certain members of our management (together with the Investors, the “Purchasers”) pursuant to which we issued and sold to the Purchasers in a private placement (the “Private Placement”): (i) 6,671,928 shares (the “Shares”) of our common stock, par value $0.001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,000,000 shares of common stock, and (iii) accompanying warrants to purchase up to an aggregate of 8,671,928 shares of common stock (the “Common Warrants”), for aggregate gross proceeds of approximately $11.5 million (excluding up to approximately $10.4 million of aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Common Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by us. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Common Warrant. The combined purchase price of each Share and accompanying Common Warrant was $1.325 (which included $0.125 per Common Warrant in accordance with the rules and regulations of Nasdaq). The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrant was $1.324 (equal to the combined purchase price per Share and accompanying Common Warrant, minus $0.001).

Debt

In connection with the acquisition of EryDel on October 20, 2023, we guaranteed the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to our business and capitalization. As of December 31, 2025, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment dates specified in the relevant disbursement offer. The first repayment date of tranche C shall fall not earlier than twelve months from the disbursement date of such tranche. The last repayment date of tranche C and tranche D shall fall not later than 5 years from the disbursement date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and both principal and interest are payable on the maturity date for each tranche (with the exception of 2% cash interest which shall accrue and be payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment (as defined below), which shall correspondingly reduce the deferred interest rate accruing during such period). The fixed rates range from 7.0% to 9.0% per annum. As of December 31, 2025, principal of 10.0 million euros ($11.8 million) was outstanding on the EIB Loan and classified as current portion of debt on the consolidated balance sheet at fair value with imputed interest of 9.0% included.

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

The Debt Agreement requires us to maintain a minimum cash balance of 14.65 million euros ($17.2 million) until the outstanding obligations under the Debt Agreement, together with accrued interest and all other amounts accrued or outstanding under the agreement, is repaid in full (the “Minimum Cash Covenant”). In November 2024, we entered into an amendment (the “Amendment”) of the Debt Agreement with EIB which waives the Minimum Cash Covenant from January 1, 2025, and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored (such period, the “Waiver Period”). Under the terms of the Amendment, we agreed to amendments requiring monthly reporting of cash balances and additional limitations on certain permitted acquisitions. Additionally, solely during the waiver period, 2% cash interest on the outstanding principal amounts of tranches A and B are payable on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, reducing the total deferred interest on tranches A and B to 7% for the duration of the Waiver Period, and a one-time fee of 20 thousand euros in connection with the Amendment. In September 2025, we entered into a second amendment (the “Second Amendment”), providing that (i) for the period from

January 1, 2026 to March 31, 2026 (the “Second Amendment Period”), our required minimum cash balance will be reduced to 5.0 million euros and (ii) during the Second Amendment Period, out of the overall 9% deferred interest rate due in respect of Tranche A and Tranche B under the EIB Facility, 1% will be converted into Fixed Rate to be paid on March 31, 2026 in respect of Tranche A and Tranche B. As of December 31, 2025, we have been in compliance with all covenants under the Debt Agreement.

On March 27, 2026, we entered into a loan settlement agreement (the “Settlement Agreement”) with the EIB in connection with the EIB loan. Pursuant to the Settlement Agreement, effective immediately upon our payment of 4.8 million euros ($5.5 million), our outstanding obligations to the EIB were settled in full and all of our obligations were satisfied and discharged.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash (used in) provided by:
Operating activities	$(41,425)	$(31,904)	$(9,521)
Investing activities	23,227	21,908	1,319
Financing activities	17,909	(4,775)	22,684
Effect of exchange rate changes on cash	(114)	231	(345)
Net increase (decrease) in cash and cash equivalents	$(403)	$(14,540)	$14,137

Operating Activities

Net cash used in operating activities increased by $9.5 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to higher operating payments driven by increased clinical development activities. Net cash used in operating activities was $41.4 million for the year ended December 31, 2025. Cash used in operating activities was primarily due to our net loss of $84.0 million for the period, adjusted for $29.7 million of non-cash items, including $21.5 million change in the fair value of warrants, $5.1 million in stock-based compensation, $7.6 million change in the fair value of contingent consideration liabilities, $1.8 million change in the fair value of the EIB Loan, $5.0 million change in deferred tax liabilities, and a net increase in our operating assets of $7.3 million and a net increase in our accounts payable, and accrued expenses and other current liabilities of $5.6 million.

Investing Activities

Cash provided by investing activities was $23.2 million for the year ended December 31, 2025, primarily related to the proceeds from maturities of short-term investments of $58.0 million, and the purchase of investments of $34.4 million.

Cash provided by investing activities was $21.9 million for the year ended December 31, 2024, primarily related to the maturities of short-term investments of $111.7 million, and the purchase of investments of $89.6 million.

Financing Activities

Cash provided by financing activities was $17.9 million for the year ended December 31, 2025, which consisted of gross proceeds of $11.4 million from the issuance of common stock, Common Warrants, and Pre-Funded Warrants in connection with June 2025 Private Placement, $6.3 million from the issuance of common stock in connection with the ATM offerings, and $0.2 million from the exercise of stock options in the period.

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

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $10.6 million in our consolidated balance sheet for expenditures incurred by these vendors as of December 31, 2025. We have approximately $16.7 million in cancellable future operating expense commitments based on existing contracts as of December 31, 2025. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. As of December 31, 2025, the fair value of the EIB Loan is $18.0 million and classified as current portion of debt on the consolidated balance sheet at fair value. In March 2026, we entered into a Settlement Agreement with the EIB to settle our outstanding obligations in full with a single payment of 4.8 million euros ($5.5 million). Following such payment, all of our obligations to the EIB were satisfied and discharged. As of December 31, 2025 the fair value of long-term contingent consideration on our books for the earnout related to the EryDel Acquisition is $52.0 million. However, in March 2026, it was determined that the criteria for the contingent consideration payouts will not be met, resulting in the related liability being reduced to zero. As of December 31, 2025, the fair value of warrants issued in connection with the private placement is $32.2 million, refer to Note 3 to the consolidated financial statements for further details.

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

Shareholders and Board of Directors

Quince Therapeutics, Inc.

South San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quince Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Contingent Consideration

As disclosed in Notes 2 and 3 to the consolidated financial statements, the Company has a contingent consideration balance of $64.3 million at December 31, 2025, and recorded a change in fair value of $7.6 million for the year ended December 31,

2025. At December 31, 2025, the contingent consideration arrangement related to the Company’s 2023 acquisition of EryDel is comprised of payments up to $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified market and sales milestones. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model.

We identified the valuation of contingent consideration as a critical audit matter. Under the probability-weighted discounted cash flow model, the key estimates and assumptions used in the valuation of the contingent consideration include management’s determination of the expected timing of milestone achievement, particularly related to NDA acceptance, regulatory approval milestones and commercialization milestones. Changes to these key estimates and assumptions could have a significant impact on the fair value of the contingent consideration. Auditing these assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•
Assessing management’s expected timing of milestone achievements by corroborating with personnel knowledgeable with the current progression of the product candidates and comparing with relevant third-party sources.
•
Corroborating management’s estimated timing of milestone achievement by reviewing the Company’s internal product development timeline.
•
Assessing management’s ability to forecast milestone achievement dates by analyzing the historical accuracy of the forecast.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2018.

San Jose, California

April 10, 2026

QUINCE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,809	$6,212
Short-term investments	11,943	34,572
Prepaid expenses and other current assets	5,144	3,252
Total current assets	22,896	44,036
Property and equipment, net	595	315
Operating lease right-of-use assets	453	498
Intangible assets	67,819	60,045
Other assets	1,760	9,584
Total assets	$93,523	$114,478

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,223	$2,903
Accrued expenses and other current liabilities	10,608	4,375
Current portion of debt	18,026	—
Short-term contingent consideration	12,369	—
Total current liabilities	43,226	7,278
Debt	—	14,321
Long-term operating lease liabilities	330	394
Long-term contingent consideration	51,961	56,691
Deferred tax liabilities	—	4,963
Warrant liabilities	32,150	—
Other long-term liabilities	1,570	685
Total liabilities	129,237	84,332
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of December 31, 2025 and 2024, respectively.	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 55,725,291 and 44,001,643 issued and outstanding as of December 31, 2025 and 2024, respectively.	55	44
Additional paid in capital	418,932	406,609
Accumulated other comprehensive income (loss)	5,750	(35)
Accumulated deficit	(460,451)	(376,472)
Total stockholders’ (deficit) equity	(35,714)	30,146
Total liabilities and stockholders’ equity (deficit)	$93,523	$114,478

The accompanying notes are an integral part of these consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$35,382	$18,590
General and administrative	15,047	17,580
Goodwill impairment charge	—	17,130
Fair value adjustment for contingent consideration	7,639	3,985
Total operating expenses	58,068	57,285
Loss from operations	(58,068)	(57,285)
Fair value adjustment for debt	(2,043)	(1,709)
Fair value adjustment for warrants	(21,470)	—
Warrant issuance costs	(914)	—
Interest income	1,244	2,929
Other income (expense), net	486	(676)
Net loss before income tax expense	(80,765)	(56,741)
Income tax expense	(3,214)	(87)
Net loss	(83,979)	(56,828)
Other comprehensive loss:
Foreign currency translation adjustments	5,849	(3,160)
Unrealized gain (loss) on available-for-sale securities	(64)	78
Total comprehensive loss	$(78,194)	$(59,910)
Net loss per share - basic and diluted	$(1.68)	$(1.31)
Weighted average shares of common stock outstanding - basic and diluted	50,096,897	43,262,269

The accompanying notes are an integral part of these consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income / (Loss)	Deficit	(Deficit) Equity
Balance as of December 31, 2023	42,973,215	$43	$401,638	$3,047	$(319,644)	$85,084
Issuance of common stock on exercise of stock options and vesting of restricted stock units	303,391	—	225	—	—	225
Stock based compensation	—	—	4,746	—	—	4,746
Release of indemnity holdback shares in connection with acquisition of EryDel S.p.A	725,037	1	—	—	—	1
Foreign currency translation adjustment	—	—	—	(3,160)	—	(3,160)
Unrealized gain (loss) on available for sale investments	—	—	—	78	—	78
Net loss	—	—	—	—	(56,828)	(56,828)
Balance as of December 31, 2024	44,001,643	$44	$406,609	$(35)	$(376,472)	$30,146
Issuance of common stock and warrants in private placement offering, net	6,671,928	6	740	—	—	746
Issuance of common stock in connection with the ATM offerings, net	4,823,859	5	6,258	—	—	6,263
Issuance of common stock on exercise of stock options	227,861	—	220	—	—	220
Stock based compensation	—	—	5,105	—	—	5,105
Foreign currency translation adjustment	—	—	—	5,849	—	5,849
Unrealized gain (loss) on available for sale investments	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(83,979)	(83,979)
Balance as of December 31, 2025	55,725,291	$55	$418,932	$5,750	$(460,451)	$(35,714)

The accompanying notes are an integral part of these consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net Loss	$(83,979)	$(56,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,105	4,746
Depreciation and amortization	142	186
Change in the fair value of contingent consideration liabilities	7,639	3,985
Change in fair value of debt, net	1,809	1,709
Change in fair value of warrants	21,470	—
Non-cash goodwill impairment charge	—	17,130
Reclassification of cumulative translation adjustment to net income	(477)	—
Amortization of discount on available-for-sale investments	(1,014)	(2,348)
Change in deferred tax liabilities	(4,963)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,957	(1,711)
Right of use assets, operating leases and operating lease liabilities	104	(135)
Other assets	4,204	(741)
Accounts payable	(940)	927
Accrued expenses and other current liabilities	5,776	1,067
Other liabilities	742	109
Net cash used in operating activities	(41,425)	(31,904)
Cash flow from investing activities:
Purchase of investments	(34,418)	(89,562)
Proceeds from maturities of investments	57,997	111,727
Purchase of property and equipment	(352)	(257)
Net cash provided by investing activities	23,227	21,908
Cash flows from financing activities:
Payment of contingent consideration	—	(5,000)
Proceeds from issuance of common stock, common warrants, and pre-funded warrants pursuant to private placement offering, net of issuance costs	11,426	—
Proceeds from issuance of common stock upon public offering, net of issuance costs	6,263	—
Proceeds from issuance of common stock upon exercise of stock options	220	225
Net cash provided by (used in) financing activities	17,909	(4,775)
Effect of exchange rate changes on cash	(114)	231
Net decrease in cash and cash equivalents	(403)	(14,540)
Cash and cash equivalents at beginning of period	6,212	20,752
Cash and cash equivalents at end of period	$5,809	$6,212

Supplemental disclosures of cash flow and non-cash information:
Interest payment on debt	$234	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$216

The accompanying notes are an integral part of these consolidated financial statements.

QUINCE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Description of Business

Quince Therapeutics, Inc. ("Quince" or the "Company") is a late-stage biotechnology company dedicated to unlocking the power of a patient’s own biology for the treatment of rare diseases.

Quince's proprietary AIDE technology is an innovative drug/device combination platform that uses an automated process to encapsulate a drug into a patient’s own red blood cells. Our Phase 3 lead asset, eDSP, leverages the AIDE technology to encapsulate DSP into a patient’s own red blood cells, and is targeted to treat a rare pediatric neurodegenerative disease, A-T. In January 2026 the Company completed its pivotal Phase 3 NEAT clinical trial to evaluate the treatment of A-T. In the NEAT study, the primary endpoint, which measured the change from baseline to last efficacy visit at month six using the Rescored modified International Cooperative Ataxia Rating Scale (RmICARS) compared to placebo, did not reach statistical significance. Based on the results of the NEAT clinical trial, eDSP does not appear to be an effective treatment for A-T and the Company will be unable to continue development of eDSP in this or other therapeutic indications. As a result, the Company has engaged LifeSci Capital as its exclusive financial advisor to assist in restructuring activities and to evaluate strategic alternatives aimed at maximizing shareholder value.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of December 31, 2025, the Company had an accumulated deficit of $460.5 million. Since inception through December 31, 2025, the Company has funded operations primarily with the net proceeds from the sale of our securities, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds of the private investment in public equity transaction (“PIPE Financing”). As of December 31, 2025, the Company had cash, cash equivalents, and short-term investments of $17.8 million.

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In January 2026, the Company ceased clinical development of eDSP as the primary and secondary endpoints did not achieve statistical significance in its Phase 3 NEAT clinical trial. Based on its current operating plan, the Company believes that its cash and cash equivalents balance will not be sufficient to fund operations and capital expenditures for at least the twelve months following the issuance of these consolidated financial statements, and the Company will need to obtain additional funding. The Company has no other current product candidates and does not have sufficient resources to pursue further research and development activities at this time. The Company is currently focused on preserving cash while it evaluates available strategic alternatives. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of the issuance of these consolidated financial statements, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

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

In connection with the acquisition of EryDel on October 20, 2023 (the “EryDel Acquisition”), the Company became a guarantor in respect of an unsecured line of credit between EryDel and the European Investment Bank (the “EIB Loan” or “Debt Agreement”). As of December 31, 2025, the Company had 10.0 million euros ($11.8 million) outstanding on the EIB Loan, with an original requirement to maintain a minimum cash balance of 14.65 million euros ($17.2 million) until full repayment (the “Minimum Cash

Covenant”). The Company could voluntarily prepay, and in cases of default or change in control, EIB could accelerate the debt. In November 2024, the Company amended the Debt Agreement (the “Amendment”), waiving the Minimum Cash Covenant from January 1, 2025 and up to the earlier of December 31, 2025, or the date the Minimum Cash Covenant is restored. Under the terms of the Amendment, the Company agreed to amendments requiring monthly cash balance reporting, restrictions on acquisitions, quarterly payments of 2% out of the total 9% deferred interest during the waiver period, and a one-time fee of 20 thousand euros ($22 thousand). In September 2025, the Company entered into a second amendment (the “Second Amendment”), providing that (i) for the period from January 1, 2026 to March 31, 2026 (the “Second Amendment Period”), the required minimum cash balance will be reduced to 5.0 million euros and (ii) during the Second Amendment Period, out of the overall 9% deferred interest rate due in respect of Tranche A and Tranche B under the EIB Facility, 1% will be converted into Fixed Rate to be paid on March 31, 2026 in respect of Tranche A and Tranche B. As of December 31, 2025, the Company is in compliance with its covenants under the Second Amendment. The amendments were accounted for as a modification with minimal impact due to fair value option election. See Note 17 for subsequent events regarding EIB loan.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Quince Therapeutics, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying consolidated financial statements and the notes thereto have been prepared in accordance with GAAP pursuant to the instructions of the SEC on Form 10-K through the rules and interpretive releases of the SEC under federal securities law. Certain prior year amounts have been reclassified for consistency with the current period presentation with an immaterial impact on the consolidated financial statements.

Risks and Uncertainties

Based on the results of the NEAT clinical trial, the Company will be unable to continue development of eDSP. The Company has no other current product candidates and does not have sufficient resources to pursue further research and development activities.

While the Company engaged LifeSci Capital as its exclusive financial advisor to assist in restructuring activities and evaluate strategic alternatives aimed at maximizing shareholder value, the Company does not currently have any agreements or commitments to effect any such transactions and may not be able to execute such transactions on terms favorable to the Company or its stockholders, or at all.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company’s ability to maintain sufficient funding while evaluating strategic alternatives or successfully effect a strategic transaction.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s consolidated financial statements relate to the determination of the fair value of identifiable assets and liabilities in connection with business combinations including associated intangible assets and goodwill, the fair value of contingent consideration, warrant liabilities and debt, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, impairment of intangible assets, including goodwill; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

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

The Company’s Chief Executive Officer, who is the CODM, reviews financial information on a consolidated basis for purposes of allocating and evaluating financial performance. The CODM evaluates the Company’s performance and resource allocation by analyzing consolidated financial information. See Note 15 for further details.

Intangible Assets

Definite lived Intangible Assets

Intangible assets with a definite useful life are amortized on a straight-line basis over the estimated useful life of the related assets. The Company regularly reviews whether current conditions or events suggest that the carrying values of its acquired definite lived intangible assets might not be recoverable. When such conditions are identified, an estimate of the undiscounted future cash flows from these assets, or relevant asset groupings, is compared to their carrying value to determine if an impairment exists. If an impairment is identified, the loss is calculated as the difference between the carrying value of the intangible asset and its fair value, which is based on the net present value of the estimated future cash flows. See Note 17 for discussion of subsequent events related to impairment of indefinite lived assets.

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

See Note 17 for discussion of subsequent events related to impairment of indefinite lived assets.

Contingent Consideration

The Company determines the fair value of contingent consideration related to the Company's acquisition of EryFel in October 2023 using a probability-weighted discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity include our probability assessments of expected future cash flows, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liability for the contingent consideration were initially established at the time of the acquisition and are evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. During the year ended December 31, 2025, the Company recorded adjustments of $7.6 million to increase the fair value of its contingent consideration related to the acquisition of EryDel. The adjustment is reflected within operating loss on the consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents include marketable securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with maturities beyond three months at the date of purchase and which mature at, or less than twelve months from the balance sheet date are classified as short-term investments. Collectively, cash equivalents and short-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive income (loss) in the consolidated statements of operations and included as a separate component of consolidated statements of stockholders’ (deficit) equity. Realized gains and losses are included in interest income in the consolidated statements of operations and comprehensive loss.

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

For warrants that meet all criteria for equity classification, the warrants are recorded as a component of additional paid-in capital in the consolidated balance sheets at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized within the consolidated statements of operations. The fair value of the warrants is estimated using the Black-Scholes option pricing model (see Note 10).

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

The useful lives of property and equipment are as follows:

Computer equipment	3 years
Computer software	3 years
Lab equipment	5 years
Leasehold improvement	Shorter of estimated useful life or lease term
Office furniture	3 years

Concentration of Credit Risk

Cash equivalents, short-term and long-term investments are financial instruments that potentially subject the Company to concentrations of credit risk. The Company invests in money market funds, repurchase agreements, treasury bills and notes, government bonds, and corporate notes. The Company limits its credit risk associated with cash equivalents, short-term and long-term investments by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments. However, cash balances in excess of Federal Deposit Insurance Corporation (FDIC) insured limit of $0.4 million are at risk.

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

During the years ended December 31, 2025 and 2024, the Company recognized no impairment charges. See Note 17 for discussion of subsequent events related to impairment of long-lived assets.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees in accordance with ASC 718, Compensation—Stock Compensation. Stock-based awards granted include stock options with service-based vesting, restricted stock awards, and employee stock purchase plan awards. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with service-based vesting on the date of grant utilizes the Black-Scholes option-pricing model and is impacted by its common stock price as well as other variables including: but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. The fair value of a stock-based award is recognized over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur. Stock options exercised are issued new shares of our common stock.

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

The Company includes any penalties and interest expense related to income taxes as a component of other income (expense), net, as necessary.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company had an unrealized gain and loss from its available-for sale securities and cumulative translation adjustment during the years ended December 31, 2025 and 2024, respectively, which are considered other comprehensive loss.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, warrants, and restricted stock awards are considered to be potentially dilutive securities. For the years ended December 31, 2025 and 2024, the inclusion of potentially dilutive securities would be antidilutive, therefore diluted net loss per share is the same as basic net loss per share for both periods.

Recent Accounting Pronouncements Adopted

ASU 2023-09, Improvements to Income Tax Disclosures (ASC 740). In December 2024, the FASB issued this ASU to establish new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under this ASU, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation and income taxes paid. They must also further disaggregate income taxes paid. The Company adopted this new standard for the year ended December 31, 2025. These amendments have been applied on a prospective basis in the financial statements. See Note 12 for the inclusion of new disclosures required.

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

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued a new accounting standard to clarify the applicability of interim reporting guidance under GAAP, provide a comprehensive list of interim disclosure requirements within Topic 270, and introduce a disclosure principle requiring entities to provide information about events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU does not change the fundamental nature of interim reporting or expand or reduce existing interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial reporting and related disclosures.

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

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2025 and 2024.

The Company elected the fair value option for the EIB Loan guaranteed by the Company in connection with the EryDel Acquisition. The Company adjusted the EIB Loan to fair value through the change in fair value of debt in the accompanying consolidated statements of operations and comprehensive loss. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings. The Company will break out any change in value due to credit loss in accumulated other comprehensive loss. For the years ended December 31, 2025 and 2024, there was no change in value due to credit loss.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2025 and 2024 are presented in the following tables (in thousands):

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,402	$4,402	$—	$—
Government and agency notes	11,943	—	11,943	—
Total Assets	$16,345	$4,402	$11,943	$—
Liabilities:
Short-term contingent consideration	$12,369	$—	$—	$12,369
Long-term contingent consideration	51,961	—	—	51,961
Debt	18,026	—	—	18,026
Common warrants	25,452	—	—	25,452
Pre-Funded warrants	6,698	—	—	6,698
Total Liabilities	$114,506	$—	$—	$114,506

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,702	$3,702	$—	$—
Government and agency notes	34,572	—	34,572	—
Total Assets	$38,274	$3,702	$34,572	$—
Liabilities:
Contingent consideration	$56,691	$—	$—	$56,691
Debt	14,321	—	—	14,321
Total	$71,012	$—	$—	$71,012

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

Level 3 Assets and Liabilities

Contingent Consideration

The following table reflects the changes in present value of acquisition related accrued earnouts of contingent consideration liability using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Beginning balance	$56,691	$57,706
Change in fair value	7,639	3,985
Payout of contingent earnout based on milestone achievement	—	(5,000)
Ending balance	$64,330	$56,691

The contingent consideration arrangement requires the Company to pay up to $485.0 million of additional consideration in cash, comprised of up to $5.0 million upon the enrollment of the first patient in the Phase 3 NEAT clinical trial, which was paid in 2024, $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified on market and sales milestones. The Company owes no further payments to EryDel shareholders for development-related milestones. The remaining potential contingent payments in connection with the EryDel Acquisition pertain to approval, on market and sales milestones. As of December 31, 2025, no approval, on market, or sales milestones were met. See Note 17 for discussion of subsequent events related to contingent consideration.

To estimate the fair value of the contingent consideration, the Company used a probability-weighted discounted cash flow model with an expected present value valuation technique with significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The estimates of fair value are uncertain and changes in the estimated inputs may result in significant adjustments to the fair value. The unobservable inputs consisted of the expected timing of milestone completion dates, probability of achievement, and discount rate. The change in the fair value of the contingent consideration is primarily due to the expected timing of achieving various milestones, and the passage of time related to the contingent consideration earnout resulting from the EryDel Acquisition.

The following table summarizes the assumptions used in the valuation of the contingent consideration (in thousands except for percentages):

	December 31, 2025	December 31, 2024
Expected timing of milestones completion dates	2026 - 2038	2026 - 2038
Discount rate	14.2%	14.5%
Probability of achievement	1% - 56.5%	1% - 56.5%

Debt

The following table presents the changes in the fair value of the Level 3 EIB Loan for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$14,321	$13,429
Change in fair value	2,043	1,709
Interest payment	(234)	—
Due to foreign currency translation	1,896	(817)
Ending balance	$18,026	$14,321

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

The following table summarizes the assumptions including the unobservable inputs related to the Company's debt:

	December 31, 2025	December 31, 2024
Discount rate	13%	13%

Warrants

During the year ended December 31, 2025, the Company issued common and pre-funded warrants which are classified as liabilities based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 815. The Company estimates the fair value of the common and pre-funded warrants utilizing the Black-Scholes option pricing model, which is dependent upon several level 3 inputs that are not observable in active markets, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires judgment to determine.

The following table summarizes key inputs used in the valuation of the liability classified warrants as of the issuance date and as of December 31, 2025:

	As of issuance date	As of December 31, 2025
Expected term	5.0 years	4.45 years
Common stock market price	$1.20	$3.35
Common warrants exercise price	$1.20	$1.20
Pre-Funded warrants exercise price	$0.001	$0.001
Risk-free interest rate	3.97%	3.63%
Expected volatility	108.35%	110.96%

The following table presents the changes in the fair value of the Level 3 liability classified warrants for the year ended December 31, 2025:

(in thousands)
Balance as of December 31, 2024	$—
Issuance of warrants	10,680
Change in fair value of warrants	21,470
Balance as of December 31, 2025	$32,150

Note 4: Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents and investments measured at fair value on a recurring basis on the consolidated balance sheets (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$1,407	$2,510
Money market funds	4,402	3,702
Total cash and cash equivalents	$5,809	$6,212

Short-term investments:
Government and agency notes	$11,943	$34,572
Total short-term investments	$11,943	$34,572

The Company's investments are classified as available-for-sale securities. As of December 31, 2025, the weighted average remaining contractual maturities of available-for-sale securities was approximately 1 month. The unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other comprehensive income (loss). There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the years ended December 31, 2025 and 2024, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss). Based on the Company’s review of its available-for-sale securities, the Company has no available-for-sale securities in loss positions as of December 31, 2025. No other-than-temporary impairments on these securities were recognized for the years ended December 31, 2025 and 2024.

The Company periodically assesses its investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairments or credit losses related to available-for-sale securities for the years ended December 31, 2025 and 2024.

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

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income, net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in interest and other income, net in the consolidated statement of operations and comprehensive loss.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded in other current assets on the consolidated balance sheets.

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements as of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$4,402	$—	$—	$4,402
Government and agency notes	11,938	5	—	11,943
Total cash equivalents and investments	$16,340	$5	$—	$16,345

Classified as:
Cash equivalents (original maturities within 90 days)				$4,402
Short-term investments (maturities within one year)				11,943
Total cash equivalents and investments				$16,345

	Fair Value Measurements as of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$3,702	$—	$—	$3,702
Government and agency notes	34,503	69	—	34,572
Total cash equivalents and investments	$38,205	$69	$—	$38,274

Classified as:
Cash equivalents (original maturities within 90 days)				$3,702
Short-term investments (maturities within one year)				34,572
Total cash equivalents and investments				$38,274

Note 5: Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid research and development expenses	$578	$1,300
Short-term Italian research and development refundable tax credit	—	882
Short-term VAT receivable	3,622	—
Prepaid insurance	635	629
Prepaid expenses	255	357
Other current assets	54	84
Total prepaid expenses and other current assets	$5,144	$3,252

The Company was eligible to obtain an R&D tax credit as companies in Italy that invest in eligible research and development activities, regardless of the legal form and economic sector in which they operate, can benefit from a R&D tax credit. Such tax credits can only be used to offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and other tax-related items that companies usually pay monthly). The Company recognized reductions to R&D expense of $2.0 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Long-term Italian research and development refundable tax credit	$—	$4,053
Long-term VAT receivable	1,682	5,453
Equity investments in Lighthouse Pharmaceuticals, Inc.	78	78
Total other assets	$1,760	$9,584

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment	$66	$55
Computer software	32	28
Lab equipment	1,076	635
Leasehold improvement	38	34
Office furniture	227	202
Less: accumulated amortization and depreciation	(844)	(639)
Property and equipment, net	$595	$315

Depreciation and amortization expense for property and equipment was $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Personnel expenses	$3,138	$2,482
Research and development expenses	6,966	1,029
Professional fees	181	460
Current portion of operating lease liabilities	115	96
Other	208	308
Total accrued expenses and other current liabilities	$10,608	$4,375

Note 6. Leases

In January 2024, the Medolla Lease Agreement for the office space was renegotiated. The new Medolla Lease Agreement includes an additional space and commenced on February 1, 2024, and will end on January 31, 2030, substituting the Medolla Lease Agreement commenced in June 2018.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. During the year ended December 31, 2025 and 2024, the Company recorded lease expense of $0.2 million and $0.1 million, respectively.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	December 31, 2025	December 31, 2024
Assets:
Operating lease right of use asset, net	$453	$498
Liabilities:
Short-term operating lease liability	115	96
Long-term operating lease liability	330	394
Total lease liabilities	$445	$490

Other information:
Weighted average remaining lease term	3.7 years	4.6 years
Weighted average discount rate	9.12%	9.11%

Future minimum lease payments under lease agreements as of December 31, 2025, were as follows (in thousands):

Fiscal Year
2026	$149
2027	142
2028	128
2029 and thereafter	101
Total lease payments	520
Less: imputed interest	(75)
Total remaining lease liability	$445

Note 7. Debt

In connection with the acquisition of EryDel on October 20, 2023, the Company became a guarantor in respect of the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to the Company’s business and capitalization. As of December 31, 2025, only tranches A and B have been drawn. All amounts due under tranche A and B are payable on their maturity date of August 2026. Tranche C and D are payable in equal installments of principal together with all amounts outstanding under the tranches on the repayment date. The first repayment date of tranche C shall fall not earlier than twelve months from the disbursement date of such tranche. The last repayment date of tranche C and tranche D shall fall not later than 5 years from the disbursement date of tranche C and tranche D, respectively. The EIB Loan bears interest at fixed rates for each tranche and is payable on the maturity date for each Tranche (with the exception of 2% cash interest which shall accrue and be payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment, which shall correspondingly reduce the deferred interest rate accruing during such period). The fixed rates range from 7.0% to 9.0% per annum. As of December 31, 2025, principal of 10.0 million euros ($11.8 million) was outstanding on the EIB Loan and is classified as current portion of debt on the consolidated balance sheet at fair value with imputed interest of 9.0% included.

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

In September 2025, the Company entered into a second amendment (the “Second Amendment”), providing that (i) for the period from January 1, 2026 to March 31, 2026 (the “Second Amendment Period”), the required minimum cash balance will be reduced to 5.0 million euros and (ii) during the Second Amendment Period, out of the overall 9% deferred interest rate due in respect of Tranche A and Tranche B under the EIB Facility, 1% will be converted into Fixed Rate to be paid on March 31, 2026 in respect of Tranche A and Tranche B. As of December 31, 2025, the Company is in compliance with its covenants under the Second Amendment. The amendments were accounted for as a modification with minimal impact due to fair value option election. See note 17 for subsequent events related to EIB loan.

For the year ended December 31, 2025, the Company paid 0.2 million euros ($0.2 million) in interest payments.

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

The Company elected to account for the EIB Loan at fair value, which requires the EIB Loan to be recorded at fair value at issuance and at the end of each reporting period. Gains or losses upon remeasurement are to be recorded in other income (expense), net in the consolidated statements of operations and comprehensive income. The Company presents separately in other comprehensive income the portion of the total change in the fair value of the EIB Loan that results from a change in instrument-specific credit risk. The EIB Loan’s fair value at the date it was assumed adjusted its carrying value based on using a discounted cash flow analysis with a discount rate based on a yield curve that was adjusted for credit rating. The change in fair value as of December 31, 2025 was determined using a discounted cash flow analysis discounted at the market yield. The significant inputs used to measure the market yield as of December 31, 2025 relative to the date the EIB Loan was assumed was the change in credit quality of the Company, the change in credit spreads for comparable debt instruments, and the change in the risk-free rate. As of December 31, 2025, the fair value of the EIB Loan is $18.0 million, which includes a fair value adjustment of $2.0 million and foreign currency translation of $1.9 million during the year ended December 31, 2025.

Future minimum principal payments, as of December 31, 2025 are as follows (in thousands):

Fiscal Year	Amount
2026	$11,756
Total future payments	11,756
Imputed interest and fair value adjustments	6,270
Total Debt as of December 31, 2025	$18,026

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2025 and 2024.

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

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2025	2024
Options issued and outstanding under the Quince 2019 Stock Plan	10,299,981	7,408,005
Shares available for issuance under Quince 2019 Stock Plan	1,071,074	2,428,575
Shares available for issuance under the Employee Stock Purchase Plan	2,364,278	1,924,262
Options issued and outstanding under the Novosteo 2019 Plan	161,568	163,839
Shares available for issuance under Novosteo 2019 Plan	246,797	246,797
Options issued and outstanding under the 2022 Inducement Plan	2,333,306	2,333,306
Shares available for issuance under 2022 Inducement Plan	1,666,694	1,666,694
Total	18,143,698	16,171,478

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of any preferred stock that may be outstanding at the time. The Company has never declared any dividends on common stock. As of December 31, 2025 and 2024, the Company had 55,725,291 and 44,001,643 shares of common stock issued and outstanding, respectively.

ATM Program

On December 18, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or the Agents, relating to the sale of shares of the Company's common stock, par value $0.001 per share. In accordance with the terms of this agreement the Company may offer and sell up to $75.0 million of shares of common stock.

During the year ended December 31, 2025, the Company utilized its ATM program to raise net proceeds of approximately $6.3 million by issuing 4,823,859 shares of common stock. As of December 31, 2025, $68.5 million remained available to be sold under the ATM program. See Note 17 for discussion of subsequent events related to the ATM program.

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

Note 10. Warrants

Warrants Issued with June 2025 Private Placement

On June 12, 2025, in connection with the sale and issuance of common stock as part of the June 2025 Private Placement, the Company issued Pre-Funded Warrants to purchase up to an aggregate of 2,000,000 shares of Common Stock at an exercise price of $0.001 per share, and Common Warrants to purchase up to an aggregate of 8,671,928 shares of Common Stock at an exercise price of $1.20 per share. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Common Warrant. The combined purchase price of each Share and accompanying Common Warrant was $1.325 (which included $0.125 per Common Warrant in accordance with the rules and regulations of Nasdaq). The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrant was $1.324 (equal to the combined purchase price per Share and accompanying Common Warrant, minus $0.001).

The Common Warrants can be exercised into either common stock or Pre-Funded Warrants at the holders' option, and both Common Warrants and Pre-Funded Warrants contain purchase rights that could result in holders receiving securities that more than offsets or neutralizes the effect of a distribution event. As a result of the aforementioned provisions, both Common Warrants and Pre-Funded Warrants fail the indexation guidance under ASC 815 and are classified as liabilities. The Pre-Funded Warrants and Common Warrants liabilities were recorded at fair value as of the issuance date and December 31, 2025, and subject to adjustment to estimated fair value at each balance sheet date until the warrants are settled.

The proceeds from June 2025 Private Placement were first allocated to the full fair value of the Pre-Funded Warrants and Common Warrants due to the liability classification. As disclosed in Note 3, the fair value of the Pre-Funded Warrants and Common Warrants at issuance was $10.7 million. The remaining proceeds of $0.8 million, before issuance costs, were allocated to the Common Stock.

During the year ended December 31, 2025, the Company recognized a fair value loss on warrant liability of $21.5 million. Proceeds from the June 2025 Private Placement are shown as cash from financing transactions and the loss on the change in fair value of the warrant liability is included as an adjustment to reconcile the net loss to net cash used in operating activities in the statements of cash flows for the year ended December 31, 2025.

Offering expenses of $0.9 million out of total offering expenses of $1.0 million related to the June 2025 Private Placement were expensed immediately as the proceeds were allocated to the warrant liability. The offering expenses were allocated to each instrument based on their respective fair value at issuance.

All of the Pre-Funded Warrants and Common Warrants issued in connection with the June 2025 Private Placement remained outstanding as of December 31, 2025. The following table is a summary of the Company’s warrants outstanding as of December 31, 2025:

	Number of Common Stock Issuable	Exercise Price	Expiration Date
Pre-Funded Warrants	2,000,000	$0.001	None
Common Warrants	8,671,928	$1.20	June 12, 2030

Note 11. Stock-Based Compensation

The Company operates three stock-based compensation plans as of December 31, 2025.

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

The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of December 31, 2025, the maximum aggregate number of shares that may be issued under the Quince 2019 Plan is 13,515,484 shares of the Company’s common stock. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 2,146,354 shares of common stock; (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board of Directors may determine.

The Quince 2019 Plan may be amended, suspended or terminated by the Board of Directors at any time, provided such action does not impair the existing rights of any participant, subject to stockholder approval of any amendment to the Quince 2019 Plan as required by applicable law or listing requirements. Unless sooner terminated by the Company’s Board of Directors, the Quince 2019 Plan will automatically terminate on April 23, 2029.

As of December 31, 2025, the Company had 1,071,074 shares available for future issuance under the Quince 2019 Plan.

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

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2024	7,408,005	$3.16	$8.37	$4,285
Options granted	3,287,256	1.58	—	—
Options exercised	(225,590)	0.97	—	146
Options cancelled / forfeited	(169,690)	1.04	—	—
Balance as of December 31, 2025	10,299,981	$2.74	$7.97	$18,856
Options vested and expected to vest as of December 31, 2025	10,299,981	2.74	7.97	18,856
Options exercisable as of December 31, 2025	5,086,553	$4.12	$7.44	$8,634

Aggregate intrinsic value represents the difference between the Company’s fair value of its common stock as of their respective balance sheet dates and the exercise price of outstanding options. The total intrinsic value of the Quince 2019 Plan options exercised was $0.1 million for both the years ended December 31, 2025 and 2024. The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $1.35 and $1.04 per share, respectively.

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $3.3 million and $2.9 million, respectively, related to options granted to employees and non-employees for the Quince 2019 Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements. As of December 31, 2025, total unamortized employee stock-based compensation was $5.7 million, which is expected to be recognized over the remaining estimated vesting period of 1.90 years.

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

As of December 31, 2025, the Company had 246,797 shares available for future issuance under the 2019 Novosteo Plan.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2024	163,839	$0.55	7.23	$216
Options granted	—	—	—	—
Options exercised	(2,271)	0.02	—	8
Options cancelled / forfeited	—	—	—	—
Balance as of December 31, 2025	161,568	$0.55	6.23	$452
Options vested and expected to vest as of December 31, 2025	161,568	0.55	6.23	452
Options exercisable as of December 31, 2025	142,164	$0.55	6.23	$398

The total intrinsic value of the 2019 Novesteo Plan options exercised was $8 thousand and $0.1 million for the years ended December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $0.2 million and $0.2 million, respectively, related to options granted to employees and non-employees for the 2019 Novosteo plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of December 31, 2025, total unamortized employee stock-based compensation was $0.1 million, which is expected to be recognized over the remaining estimated vesting period of 0.22 years.

Restricted Stock Awards

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2024	78,417	$3.30
RSAs granted	—	—
RSAs vested	(78,417)	3.30
RSAs cancelled	—	—
Unvested - December 31, 2025	—	$—

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $0.3 million and $0.3 million, respectively, related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. The fair value of vested restricted stock awards was $0.3 million and $0.3 million and year ended December 31, 2025, and December 31, 2024, respectively. As of December 31, 2025, there is no remaining unamortized employee stock-based compensation.

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

As of December 31, 2025, the Company had 1,666,694 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2024	2,333,306	$2.98	7.39	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of December 31, 2025	2,333,306	$2.98	6.39	863
Options vested and expected to vest as of December 31, 2025	2,333,306	2.98	6.39	863
Options exercisable as of December 31, 2025	2,090,252	$2.98	6.39	773

For both the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $1.3 million, related to options granted to employees and non-employees for the 2022 Inducement plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of December 31, 2025, total unamortized employee stock-based compensation was $0.5 million, which is expected to be recognized over the remaining estimated vesting period of 0.39 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the years ended December 31, 2025 and 2024 and the allocation within the consolidated statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2025	2024
General and administrative expense	$3,382	$3,876
Research and development expense	1,723	870
Total stock-based compensation	$5,105	$4,746

The Company estimates the fair value of its service-based stock option awards utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine. The following weighted average assumptions were used to calculate the fair value of stock-based compensation for the years ended December 31, 2025 and 2024:

	2025	2024
Expected volatility	110.53%	106.05%
Expected dividend yield	—%	—%
Expected term (in years)	6.16	6.21
Risk-free interest rate	4.28%	3.78%

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

Expected Volatility—The Company has based its estimate of expected volatility on the historical volatility of its own stock. The historical volatility data was computed using the daily closing price during the period of the calculated expected term of the stock-based awards.

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

Employee Stock Purchase Plan

On April 24, 2019, the Company's Board of Directors adopted its 2019 Employee Stock Purchase Plan (“2019 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on May 7, 2019, the day immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code (the “Code”) for U.S. employees. In addition, the 2019 ESPP authorizes grants of purchase rights that do not comply with Section 423 of the Code under a separate non-423 component for non-U.S. employees and certain non-U.S. service providers. The Company has reserved 2,364,278 shares of common stock for issuance under the 2019 ESPP. In addition, the number of shares reserved for issuance under the 2019 ESPP will be increased automatically on the first day of each fiscal year for a period of up to ten years, starting with the 2020 fiscal year, by a number equal to the lesser of: (i) 536,589 shares; (ii) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (iii) such lesser number of shares determined by the Company's Board of Directors. The 2019 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock on specified dates during such offerings. The Company has not yet approved an offering under the 2019 ESPP.

Note 12. Income taxes

The components of the Company's loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2025	2024
United States	$(56,470)	$(22,397)
International	(24,295)	(34,344)
Total	$(80,765)	$(56,741)

The components of the Company's expense (benefit) for income taxes were as follows (in thousands):

	Year ended December 31,
	2025	2024
Current expense (benefit):
Federal	$241	$44
State	(9)	—
Foreign	8,571	88
Total current expense (benefit):	8,803	132
Deferred expense (benefit):
Federal	—	—
State	—	—
Foreign	(5,589)	(45)
Total deferred expense (benefit):	(5,589)	(45)
Total income tax expense (benefit)	$3,214	$87

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows (in thousands, except percentages):

	Year ended December 31, 2025
	Amount	Percentage
U.S. federal taxes at statutory rate	$(16,961)	21.00%
State tax, net of federal income tax benefit	1	—
Effect of cross-border tax laws
Global intangible low-taxed income (GILTI)	6,544	(8.10)
R&D tax credit	(311)	0.38
Change in valuation allowance	(403)	0.50
Nondeductible items
Stock based compensation	681	(0.84)
Change in fair value - warrants and contingent consideration	6,113	(7.57)
Other	194	(0.24)
Worldwide changes in unrecognized tax benefits	17,846	(22.10)
Other
Acquisition-related deferred tax adjustment	216	(0.27)
Foreign tax effects
Italy
Rate differential	(2,010)	2.49
Change in valuation allowance	(7,315)	9.06
Australia
Rate differential	592	(0.73)
Change in valuation allowance	(1,973)	2.44
	$3,214	(3.98)%

Year ended December 31, 2024
Federal statutory income tax rate	21.00%
State income taxes	0.34
Income tax credits	0.18
Stock based compensation	(1.49)
Foreign rate differential	3.96
Change in fair value - deferred consideration	(2.30)
Impairment of Goodwill	(8.25)
Other	(0.27)
Change in valuation allowance	(13.32)
0.15%

As of December 31, 2025 and December 31, 2024, the components of the Company’s deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2025	2024
Deferred tax asset:
Federal and State net operating loss carryforwards	$59,688	$87,188
Stock based compensation	2,898	2,529
Other accruals	604	581
Capitalized research and development expense	725	3,127
Tax credits	8,010	8,545
Disallowed interest expense carryforward	—	1,194
IPR&D	13,253	—
Gross deferred tax asset	85,178	103,164
Valuation allowance	(85,069)	(91,488)
Total deferred tax assets	109	11,676
Deferred tax liabilities:
Capitalized leases	(109)	(120)
IPR&D	—	(16,519)
Gross deferred tax liabilities	(109)	(16,639)
Net deferred tax liabilities	$—	$(4,963)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established. The valuation allowance decreased by approximately $6.4 million and increased by approximately $6.4 million, respectively for the years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $253.3 million, of which $237.5 million will not expire and $15.8 million begin expiring in 2034. The Company also has state net operating loss carryforwards of approximately $34.8 million which begin to expire in 2034. Additionally, the Company has federal tax credits of approximately $10.4 million which begin to expire in 2036 and state tax credits of approximately $3.0 million which do not expire.

As of December 31, 2025, the Company has foreign net operating loss carryforwards, primarily in Italy, of approximately $119.0 million, which have no expiration date.

Pursuant to the Code Sections 382 and 383, annual use of a company’s U.S. NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has completed such an analysis pursuant to Sections 382 and 383 in prior years which determined that ownership changes occurred on December 22, 2015 and May 13, 2019, which had no impact on the NOLs available to offset future income. The Company has rolled forward the analysis through December 31, 2023 and no additional ownership changes had occurred. The Company has not completed a Section 382/383 analysis for the period subsequent to December 31, 2023. Subsequent ownership changes may further affect the limitation in future years.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. The Company evaluated the impact of the OBBBA and determined that it did not have a material impact on the Company’s financial statements for the year ended December 31, 2025.

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

The Company is subject to taxation in the United States, Australia, and Italy. Because of the net operating loss and research credit carryforwards, all of the Company’s tax years, from 2014 to 2025, remain open to U.S. federal, California, and other state tax examinations. The Company's Australian subsidiaries remain open to examination from their inception to 2025. The Company’s Italian subsidiary remain open to examination from their inception to 2025. The cash paid for income taxes (net of refunds) during the year was zero for all jurisdictions.

The Company’s foreign subsidiaries are in accumulated deficit positions. Accordingly, the Company has not accrued any provision for taxes associated with the repatriation of undistributed earnings from its foreign subsidiaries as of December 31, 2025.

In December 2025, the Company completed an intercompany transfer of certain intellectual property from its Italian subsidiary to the United States parent entity. Prior to the sale the Company had a $16.4 million deferred tax liability related to the difference between book and tax basis of the intellectual property. As a result of the transfer the deferred tax liability was released and a deferred tax asset recorded of $13.4 million. The deferred tax assets represents the value of future deductions for amortization of the asset in the US, and is offset by the valuation allowance. The tax impact of the intellectual property transfer has been adjusted for associated unrecognized tax benefits, consistent with ASC 740, Income Taxes. The fair value of the intellectual property was determined using an Acquisition Price Method (‘APM’) based on unobservable inputs and includes judgments such as, but not limited to, discount rates, control premium and residual returns. Management’s estimate of fair value is based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The increase in the gross unrecognized tax benefits and the unrecognized tax benefit at December 31, 2025 are primarily due to the positions taken with respect to this intercompany transaction. Included in the balance of gross unrecognized tax benefits as December 31, 2025 are potential benefits of $6.4 million that would reduce the Company's effective tax rate. The remainder of our unrecognized tax benefits would not impact our effective tax rate due to a valuation allowance offsetting our deferred tax assets. There were interest and penalties of $0.2 million and $0.2 million accrued as of December 31, 2025 and 2024, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2025	2024
Beginning balance	$4,430	$4,339
Reductions for tax positions taken in a prior year	(37)	—
Lapse of the applicable statute of limitations	(24)	—
Additions for tax positions taken in the current year	31,507	91
Ending balance	$35,876	$4,430

Note 13. Net Loss per Share

Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(83,979)	$(56,828)
Denominator:
Weighted average common shares outstanding	50,096,897	43,262,269
Net loss per share, basic and diluted	$(1.68)	$(1.31)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2025	2024
Stock options issued and outstanding	12,794,855	9,905,150
Common warrants	8,671,928	—
Pre-Funded warrants	2,000,000	—
Restricted stock awards	—	78,417
Total	23,466,783	9,983,567

Note 14. Intangible Assets

EryDel Intangible Assets

The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

(in thousands)
In-process research and development:
Balance as of December 31, 2023	$63,197
Foreign currency translation adjustments	(3,578)
Balance as of December 31, 2024	$59,619
Foreign currency translation adjustments	$7,742
Balance as of December 31, 2025	$67,361

The following table provides details of the carrying amount of the Company's finite-lived intangible asset (in thousands, except useful life):

		As of December 31, 2025			As of December 31, 2024
	Useful life	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite life intangible assets:
Trade name	21 years	$460	(53)	$407	$460	(26)	$434
Foreign currency translation adjustments				51			(8)
Total				$458			$426

The Company performs annual impairment reviews of its intangible assets during the fourth fiscal quarter or more frequently if appropriate. As of December 31, 2025, the Company did not incur any impairment losses related to its EryDel intangible assets. The remaining amortization period for the trade name is 18.8 years as of December 31, 2025. See Note 17 for discussion of subsequent events related to impairment of indefinite and long-lived assets.

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

The measure of segment assets reviewed by the CODM is the consolidated total assets, as reported on the consolidated balance sheet. The following table presents the measure of segment assets regularly provided to the CODM (in thousands):

	December 31,
	2025	2024
Cash, cash equivalents and short-term investments	17,752	40,784

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
Research and development:
Personnel	$5,269	$3,724
Stock-based compensation	1,723	870
Clinical and contract manufacturing	30,066	16,006
Other	(1,676)	(2,010)
General and administrative:
Personnel	5,029	5,218
Stock-based compensation	3,382	3,876
Consulting and professional costs	4,006	5,115
Other	2,630	3,371
Goodwill impairment charge	—	17,130
Fair value adjustment for contingent consideration	7,639	3,985
Total operating expenses	58,068	57,285
Loss from operations	(58,068)	(57,285)
Fair value adjustment for debt	(2,043)	(1,709)
Fair value adjustment for warrants	(21,470)	—
Other segment items	(2,398)	2,166
Net loss	$(83,979)	$(56,828)

Other segment items within net loss include warrant issuance costs, interest income, other income (expense), net, and income tax expense.

The Company’s long-lived assets consist primarily of property, plant and equipment, net, and operating lease right-of-use assets are maintained in Italy. As of December 31, 2025 and 2024, no individual country other than the U.S. accounted for 10% or more of these assets.

Note 16. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its US employees. This plan provides for pre-tax and post-tax contributions for all US employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions, and may make profit sharing contributions, in amounts to be determined at the Company’s sole discretion. The amount of contributions that the Company made to the 401(k) Plan during the years ended December 31, 2025 and 2024 was $45 thousand and $0.1 million, respectively.

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

Note 17. Subsequent Events

In January 2026, the Company issued 2,000,000 shares of common stock related to pre-funded warrant holders exercising their warrants at an exercise price of $0.001. The Company reclassified the pre-funded warrant liability to equity.

As a result of the clinical readout of the Phase III NEAT study in January 2026 (see Note 1), the Company expects substantially all of the IPR&D to be impaired. Additionally, the criteria for the contingent consideration payments are not expected to be met, resulting in the related liability being reduced to zero.

Following December 31, 2025, and through the issuance of these financial statements, the Company raised net proceeds of approximately $20.4 million by issuing 105,285,000 shares of common stock under the ATM program, with approximately $47.5 million remaining subject to available shares for issuance.

In February 2026, the Company engaged in restructuring activities and evaluation of strategic alternatives aimed at maximizing shareholder value. As such, the Company incurred severance costs of $1.4 million related to personnel separation.

In March 2026, the EIB agreed to a full settlement of all obligations associated with the loan with a single payment of 4.8 million euros ($5.5 million) which was paid on March 30, 2026.

On April 2, 2026, the Company’s board of directors determined to effect a reverse stock split of 1-for-10 for the Company’s outstanding shares of common stock and approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect the reverse stock split. The Company anticipates the reverse stock split to be effective on April 10, 2026 at approximately 11:59 p.m. Eastern Time. Trading will begin on a split-adjusted basis on April 13, 2026. Following the reverse stock split, the Company’s issued and outstanding shares of common stock will decrease from approximately 163.0 million pre-split shares to 16.3 million post-split shares, subject to adjustment for fractional shares. Proportionate adjustments will be made to the number of shares of common stock underlying the Company’s outstanding equity awards, warrants, the number of shares issuable under its equity incentive plans and other existing agreements, as well as the exercise or conversion price, as applicable. This reverse stock split will result in proportionate adjustment to the basic and diluted earnings per share. The reverse stock split will not affect the number of authorized shares of common stock or the par value of the common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. In connection with that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of December 31, 2025. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and has concluded that such internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

10b5-1 Plans

On December 22, 2025, Brendan Hannah, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan. Mr. Hannah’s Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential exercise and sale of up to 500,000 shares of the Company’s common stock subject to stock options held by Mr. Hannah at specified limit prices ranging from $15.00 to $35.00 per share until April 6, 2027.

On December 22, 2025, Charles Ryan, our President, adopted a Rule 10b5-1 trading plan. Mr. Ryan’s Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential sale of up to 122,461 shares of the Company’s common stock and the exercise and sale of up to 527,290 shares subject to stock options held by Mr. Ryan at specified limit prices ranging from $9.90 to $29.90 per share until April 6, 2027.

The Rule 10b5-1 plans described above each included a representation from the director or officer to the broker administering the plan that he or she was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company by each individual in a certification provided in connection with the adoption of the plan under the Company’s insider trading policy. These representations were made as of the date of adoption of each Rule 10b5-1 plan and speak only as of those dates. In making these representations, there can be no assurance with respect to any material nonpublic information of which the individual was unaware, or with respect to any material nonpublic information acquired by the individual or the Company after the applicable date of the representation.

Amendment to Bylaws

On April 8, 2026, the Board of Directors adopted and approved an amendment to the Company’s Amended and Restated Bylaws (the “Bylaws Amendment”) to change the number of stockholders required to constitute a quorum at a meeting of stockholders from a majority to one-third of the outstanding shares entitled to vote, present in person or represented by proxy. The Bylaws Amendment became effective immediately.

The foregoing description of the Bylaws Amendment does not purport to be complete and is qualified in its entirety by the text of the Bylaws Amendment, which is filed as Exhibit 3.4 to this Annual Report and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our 2026 Proxy Statement under the captions “Proposal One: Election of Directors,” “Insider Trading Policy” and “Delinquent Section 16(a) Reports,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of the members of our board of directors, officers and employees. Information regarding our Code of Business Conduct and Ethics required by this item will be contained in our 2026 Proxy Statement under the caption “Code of Business Conduct and Ethics” and is hereby incorporated by reference. The full text of our Code of Business Conduct and Ethics is posted on the Investor Relations section of our website, which is located at https://ir.quincetx.com/investor-relations, by clicking on “Governance Documents” in the “Governance” section of our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the location specified above.

Item 11. Executive Compensation

The information required by this item will be included in our 2026 Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in this item will be included in our 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in this item will be included in our 2026 Proxy Statement under the captions “Review, Approval or Ratification of Transactions with Related Parties” and “Independence of Directors,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is BDO USA, P.C., Chicago, Illinois, PCAOB Auditor ID 243.

The information required in this item will be included in our 2026 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Services,” which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

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

Exhibit Index

		Incorporated by reference				Filed or furnished herewith
Exhibit No.	Exhibit title	Form	File No.	Exhibit No.	Filing date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38890	3.1	5/13/2019
3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	001-38890	3.1	8/1/2022
3.3	Amended and Restated Bylaws	8-K	001-38890	3.2	8/1/2022
3.4	Amendment to Amended and Restated Bylaws					X
4.1	Specimen Stock Certificate	S-1	333-230853	4.1	4/29/2019
4.2	Description of Securities	10-K	001-38890	4.3	03/16/2020
4.3	Form of Pre-Funded Warrant	8-K	001-38890	4.1	6/13/2025
4.4	Form of Common Warrant	8-K	001-38890	4.2	6/13/2025
10.1+	Employment Offer Letter, by and between Cortexyme, Inc. and Brendan Hannah, dated May 9,2022	10-Q	001-38890	10.2	8/9/2022
10.2+	Employment Offer Letter, by and between Cortexyme, Inc. and Dirk Thye, dated May 9,2022	10-Q	001-38890	10.4	8/9/2022
10.3+	Offer Letter between Quince Therapeutics, Inc. and Charles Ryan, dated as of August 1, 2023	10-Q	001-38890	10.3	11/14/2023
10.4+	Form of Indemnification Agreement between Cortexyme, Inc. and each of its officers and directors	S-1/A	333-230853	10.2	4/29/2019
10.5+	2014 Stock Plan, as amended as of November 28, 2018, and related forms of stock award agreements	S-1	333-230853	10.3	4/12/2019
10.6+	2019 Employee Stock Purchase Plan	S-1/A	333-230853	10.5	4/29/2019
10.7+	Cortexyme, Inc. 2022 Inducement Plan	S-8	333-265109	99.1	5/20/2022
10.8+	Forms of Stock Option Award Agreement, Notice of Stock Option Grant and Exercise Notice under Cortexyme, Inc. 2022 Inducement Plan	S-8	333-265109	99.2	5/20/2022
10.9+	Forms of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Grant Cortexyme, Inc. 2022 Inducement Plan	S-8	333-265109	99.3	5/20/2022
10.10+	Novosteo Inc. 2019 Equity Incentive Plan	S-8	333-265109	99.4	5/20/2022
10.11+	Executive Change in Control and Severance Agreement by and between Cortexyme, Inc. and Brendan Hannah, dated May 19, 2022	10-Q	001-38890	10.10	8/9/2022
10.12+	Executive Change in Control and Severance Agreement by and between Cortexyme, Inc. and Dirk Thye, dated May 19, 2022	10-Q	001-38890	10.12	8/9/2022
10.13+	Executive Change in Control and Severance Agreement between Quince Therapeutics, Inc. and Charles Ryan, dated as of September 1, 2023	10-Q	001-38890	10.4	11/14/2023
10.14	Outside Director Compensation Policy adopted April 9,2019; Amended and Restated: December 2, 2024	10-K	001-38890	10.15	3/24/2025
10.15	Controlled Equity OfferingSM Sales Agreement, by and among the Company, Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, dated as of December 18, 2024	S-3	333-283897	1.2	12/18/2024
10.16**	Accession, Amendment and Restatement Agreement to the Finance Contract relating to the Finance Contract dated 24 July 2020, as amended from time to time, by and between the	10-K	001-38890	10.26	4/1/2024

	Company, EryDel Italy, Inc., EryDel US, Inc., EryDel USA, Inc. EryDel S.p.A, and the European Investment Bank, dated as of October 20, 2023
10.17**	Autonomous First Demand Guarantee (Garanzia Autonoma a Prima Richiesta) by and between the Company, EryDel Italy, Inc., EryDel US, Inc., EryDel S.p.A, and the European Investment Bank, dated as of October 20, 2023	10-K	001-38890	10.27	4/1/2024
10.18	Form of Securities Purchase Agreement, dated June 12, 2025, by and among Quince Therapeutics, Inc. and each of the several purchasers signatory thereto.	8-K	001-38890	10.1	6/13/2025
10.19	Form of Registration Rights Agreement, dated June 12, 2025, by and among Quince Therapeutics, Inc. and each of the several purchasers signatory thereto.	8-K	001-38890	10.2	6/13/2025
10.20	Amendment to Accession, Amendment, and Restatement Agreement to the Finance Contract dated September 25, 2025 by and between Quince Therapeutics, Inc., EryDel Italy, Inc., EryDel US, Inc., EryDel USA, Inc., EryDel S.p.A., and the European Investment Bank	10-Q	001-38890	10.1	11/12/2025
19.1	Insider Trading Policy	10-K	001-38890	19.1	3/24/2025
21.1	List of subsidiaries	10-K	001-38890	21.1	3/24/2025
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act					X
32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Incentive Compensation Recoupment Policy	10-K	001-388909	97.1	4/1/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101

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

Quince Therapeutics, Inc.

Date: April 10, 2026	By:	/s/ Dirk Thye
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

Name	Title	Date

/s/ Dirk Thye	Chief Executive Officer, Chief Medical Officer and Director	April 10, 2026
Dirk Thye	(Principal Executive Officer)

/s/ Brendan Hannah	Chief Business Officer and Chief Operating Officer and Chief Compliance Officer	April 10, 2026
Brendan Hannah	(Principal Financial Officer and Principal Accounting Officer)

/s/ David A. Lamond	Director	April 10, 2026
David A. Lamond

/s/ Christopher J. Senner	Director	April 10, 2026
Christopher J. Senner