Form 10-Q
period 2026-03-31
Quince Therapeutics, Inc.
filed 2026-05-11
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 16,300,740 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

On April 10, 2026, the Company effected a reverse stock split of all shares of its issued and outstanding common stock at a ratio of 1-for-10. The Company accounted for the reverse stock split on a retrospective basis pursuant to Accounting Standards Codification (“ASC”) 260, Earnings Per Share. All issued and outstanding shares of common stock and share-based awards’ exercise prices and per share data in this report and the unaudited condensed consolidated financial statements have been adjusted, on a retrospective basis, to reflect the reverse stock split for all periods presented. The number of authorized shares and par value of the common stock were not adjusted because of the reverse stock split.

1

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

2

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

Abbreviated Term	Defined Term

AIDE	Autologous Intracellular Drug Encapsulation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
A-T	Ataxia-Telangiectasia
the Code	Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
Debt Agreement	Unsecured line of credit agreement between EryDel and the European Investment Bank, which the Company guaranteed on October 20, 2023 in connection with the EryDel Acquisition
DSP	Dexamethasone Sodium Phosphate
EC	European Commission
EryDel	Quince Therapeutics, S.p.A (previously named EryDel S.p.A.)
eDSP	Encapsulated dexamethasone sodium phosphate encapsulated in patient's own red blood cells (previously referred to as EryDex)
eDSP System	Automated combination product to encapsulate dexamethasone sodium phosphate in red blood cells
EIB	European Investment Bank
EU	European Union
EIB Loan	Unsecured line of credit between EryDel and the European Investment Bank
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	United States Food and Drug Administration
GAAP	generally accepted accounting principles in the United States
ICARS	International Cooperative Ataxia Rating Scale
IPR&D	In-process Research and Development
Lighthouse	Lighthouse Pharmaceuticals, Inc.
Nasdaq	The Nasdaq Stock Market LLC
NDA	New Drug Application
NEAT	eDSP Phase 3 Clinical Trial (Neurological Effects of eDSP on Subjects with A-T)
Novosteo	Novosteo, Inc.
OLE	Open-Label Extension Clinical Trial
R&D	Research and Development
RSU	Restricted Stock Units

4

Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933

5

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$18,163	$5,809
Short-term investments	—	11,943
Prepaid expenses and other current assets	7,417	5,144
Total current assets	25,580	22,896
Property and equipment, net	550	595
Operating lease right-of-use assets	415	453
Intangible assets	—	67,819
Other assets	78	1,760
Total assets	$26,623	$93,523

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,392	$2,223
Accrued expenses and other current liabilities	3,376	10,608
Current portion of debt	—	18,026
Short-term contingent consideration	—	12,369
Total current liabilities	8,768	43,226
Long-term operating lease liabilities	293	330
Long-term contingent consideration	—	51,961
Warrant liabilities	694	32,150
Other long-term liabilities	1,196	1,570
Total liabilities	10,951	129,237
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 13,790,794 and 5,572,529 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively(1)	14	6
Additional paid in capital(1)	435,587	418,981
Accumulated other comprehensive income	4,610	5,750
Accumulated deficit	(424,539)	(460,451)
Total stockholders’ equity (deficit)	15,672	(35,714)
Total liabilities and stockholders’ equity (deficit)	$26,623	$93,523

(1) Adjusted prior period common stock and additional paid-in-capital to reflect the 1-for-10 reverse stock split effected on April 10, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$6,845	$8,145
General and administrative	4,267	4,789
Intangible asset impairment charge	67,808	—
Fair value adjustment for contingent consideration	(64,330)	1,924
Total operating expenses	14,590	14,858
Loss from operations	(14,590)	(14,858)
Fair value adjustment for debt	12,168	(444)
Fair value adjustment for warrants	31,116	—
Interest income	160	406
Other income (expense), net	1,719	(87)
Net income (loss) before income tax expense	30,573	(14,983)
Income tax benefit (expense)	5,339	(47)
Net income (loss)	35,912	(15,030)
Other comprehensive loss:
Foreign currency translation adjustments	(1,135)	2,045
Unrealized loss on available-for-sale securities	(5)	(53)
Total comprehensive income (loss)	$34,772	$(13,038)

Net income (loss) per share – basic(1)	$3.60	$(3.42)
Weighted average shares of common stock outstanding – basic(1)	9,120,267	4,394,119

Net income (loss) per share – diluted(1)	$2.88	$(3.42)
Weighted average shares of common stock outstanding – diluted(1)	9,190,354	4,394,119

(1) Adjusted prior period net loss per share and weighted average of common shares outstanding to reflect the 1-for-10 reverse stock split effected on April 10, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended March 31, 2026 and 2025
	Common Stock(1)		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital(1)	Income / (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2025	5,572,529	$6	$418,981	$5,750	$(460,451)	$(35,714)
Issuance of common stock in connection with the ATM offerings, net	8,018,500	8	14,980	—	—	14,988
Issuance of common stock on exercise of pre-funded warrants, net	199,765	—	340	—	—	340
Stock based compensation	—	—	1,286	—	—	1,286
Foreign currency translation adjustment	—	—	—	(1,135)	—	(1,135)
Unrealized gain (loss) on available for sale investments	—	—	—	(5)	—	(5)
Net income	—	—	—	—	35,912	35,912
Balance as of March 31, 2026	13,790,794	$14	$435,587	$4,610	$(424,539)	$15,672

Balance as of December 31, 2024	4,400,164	$4	$406,649	$(35)	$(376,472)	$30,146
Issuance of common stock on exercise of stock options	8,749	—	87	—	—	87
Stock based compensation	—	—	1,386	—	—	1,386
Foreign currency translation adjustment	—	—	—	2,045	—	2,045
Unrealized gain (loss) on available for sale investments	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(15,030)	(15,030)
Balance as of March 31, 2025	4,408,913	$4	$408,122	$1,957	$(391,502)	$18,581

(1) Adjusted prior period common stock and additional paid-in-capital to reflect the 1-for-10 reverse stock split effected on April 10, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUINCE THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$35,912	$(15,030)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	1,286	1,386
Depreciation and amortization	36	32
Change in the fair value of contingent consideration liabilities	(64,330)	1,924
Change in fair value of debt, net	(12,197)	391
Change in fair value of warrants	(31,116)	—
Gain on settlement of accounts payable	(2,584)	—
Intangible asset impairment charge	67,808	—
Amortization of discount on available-for-sale investments	(62)	(355)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,639)	944
Right of use assets, operating leases and operating lease liabilities	28	24
Other assets	1,782	163
Accounts payable	5,911	22
Accrued expenses and other current liabilities	(7,163)	899
Other liabilities	701	(1)
Net cash used in operating activities	(7,627)	(9,601)
Cash flow from investing activities:
Purchase of investments	—	(1,954)
Proceeds from maturities of investments	12,000	13,000
Purchase of property and equipment	—	(148)
Net cash provided by investing activities	12,000	10,898
Cash flows from financing activities:
Issuance of common stock in connection with the ATM offerings, net of issuance costs	14,988	—
Proceeds from issuance of common stock upon exercise of stock options	—	87
Repayment of debt	(5,545)	—
Net cash provided by financing activities	9,443	87
Effect of exchange rate changes on cash	(1,462)	175
Net increase in cash and cash equivalents	12,354	1,559
Cash and cash equivalents at beginning of period	5,809	6,212
Cash and cash equivalents at end of period	$18,163	$7,771

Supplemental disclosures of cash flow and non-cash information:
Interest payment on debt	$(29)	$(53)
Noncash exercise of pre-funded warrants	$340	$—

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2026, the Company had an accumulated deficit of $424.5 million. Since inception through March 31, 2026, the Company has funded operations primarily with the net proceeds from the sale of its securities, from the net proceeds from the Company’s initial public offering (the “IPO”) and from the net proceeds of the private investment in public equity transaction (“PIPE Financing”). As of March 31, 2026, the Company had cash and cash equivalents of $18.2 million.

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. In January 2026, the Company ceased clinical development of eDSP as the primary and secondary endpoints did not achieve statistical significance in its Phase 3 NEAT clinical trial. Based on its current operating plan, the Company believes that its cash and cash equivalents balance will not be sufficient to fund operations and capital expenditures for at least the twelve months following the issuance of these unaudited condensed consolidated financial statements, and the Company will need to obtain additional funding. The Company has no other current product candidates. The Company is currently focused on preserving cash while it evaluates available strategic alternatives. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources as of the issuance of these unaudited condensed consolidated financial statements, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions of the SEC on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair statement of the results of operations and cash flows for the periods presented have been included.

The condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Form 10-K filed with the SEC on April 10, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

Reverse Stock Split

On April 10, 2026, the Company effected a 1-for-10 reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The reverse stock split became effective as of 11:59 p.m., Eastern Time, on April 10, 2026 and the Company’s common stock began trading on the Nasdaq Stock Market on a split-adjusted basis on April 13, 2026. The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split for all periods presented in this report.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The most significant estimates used in the Company’s condensed consolidated financial statements relate to the determination of the fair value of identifiable assets and liabilities in connection with business combinations including associated intangible assets, the fair value of contingent consideration, warrant liabilities and debt, accruals for research and development costs, useful lives of long-lived assets, stock-based compensation and related assumptions, the incremental borrowing rate for leases and income tax uncertainties, including a valuation allowance for deferred tax assets, impairment of intangible assets; and contingencies. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from the Company’s estimates.

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

Foreign currency transactions are translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the condensed consolidated statements of operations and comprehensive income (loss).

Segment Information

The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment, which has been the business of developing and commercializing the Company's proprietary AIDE technology platform. The key factors used to identify the reportable segments are the organization of its business and alignment of the Company's internal operations and the nature of its AIDE technology. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the CODM, in deciding how to allocate resources and assess performance.

The Company’s Chief Executive Officer, who is the CODM, reviews financial information on a consolidated basis for purposes of allocating and evaluating financial performance. The CODM evaluates the Company’s performance and resource allocation by analyzing consolidated financial information. See Note 14 for further details.

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

As a result of the clinical readout of the Phase III NEAT study in January 2026 (see Note 1), the research and development associated with the IPR&D was abandoned and an impairment charge recorded to reduce the carrying value to zero.

Contingent Consideration

The Company determines the fair value of contingent consideration related to the Company's acquisition of EryDel in October 2023 using a probability-weighted discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liability for the contingent consideration were initially established at the time of the acquisition and are evaluated on a quarterly basis based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the earnings of that period. Changes in the fair value of the contingent consideration obligations may result from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement. As a result of the clinical readout of the Phase III NEAT study in January 2026 (see Note 1), the criteria for the contingent consideration payments will not be met, resulting in the related liability being reduced to zero.

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

Premiums (discounts) are amortized (accreted) over the life of the related investment as an adjustment to yield using the straight-line interest method. Dividend and interest income are recognized when earned. These amounts are recorded in “interest income” in the condensed consolidated statements of operations and comprehensive income (loss).

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

For warrants that meet all criteria for equity classification, the warrants are recorded as a component of additional paid-in capital in the condensed consolidated balance sheets at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized within the condensed consolidated statements of operations. The fair value of the warrants is estimated using the Black-Scholes option pricing model (see Note 9).

Reserve for Italian Research and Development Tax Credit

The Company maintains a reserve for Italian research and development tax credit to reflect estimated loss of utilization due to the wind-down of the business. This estimate is based on historical utilization and management’s judgment regarding forecasted utilization. The reserve is reviewed quarterly, and adjustments are recorded in research and development operating expense in the period they become known.

Recently Adopted Accounting Pronouncements

There were no new accounting standards adopted during the three months ended March 31, 2026.

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

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three months ended March 31, 2026 and year ended December 31, 2025.

The Company elected the fair value option for the EIB Loan guaranteed by the Company in connection with the EryDel Acquisition. The Company adjusted the EIB Loan to fair value through the change in fair value of debt in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings. The Company will break out any change in value due to credit loss in accumulated other comprehensive loss. For the three months ended March 31, 2026 and year ended December 31, 2025, there was no change in value due to credit loss.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2026 and December 31, 2025 are presented in the following tables (in thousands):

	Fair Value Measurements as of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,141	$15,141	$—	$—
Total Assets	$15,141	$15,141	$—	$—
Liabilities:
Common warrants	694	—	—	694
Total	$694	$—	$—	$694

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,402	$4,402	$—	$—
Government and agency notes	11,943	—	11,943	—
Total Assets	$16,345	$4,402	$11,943	$—
Liabilities:
Short-term contingent consideration	$12,369	—	—	12,369
Long-term contingent consideration	51,961	—	—	51,961
Debt	18,026	—	—	18,026
Common warrants	25,452	—	—	25,452
Pre-Funded warrants	6,698	—	—	6,698
Total Liabilities	$114,506	$—	$—	$114,506

The Company classifies government and agency notes as Level 2 investments as the Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.

Level 3 Assets and Liabilities

Contingent Consideration

The following table reflects the changes in present value of acquisition related accrued earnouts of contingent consideration liability using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Beginning balance	$64,330	$56,691
Change in fair value	(64,330)	1,924
Ending balance	$—	$58,615

The contingent consideration arrangement requires the Company to pay up to $485.0 million of additional consideration in cash, comprised of up to $5.0 million upon the enrollment of the first patient in the Phase 3 NEAT clinical trial, which was paid in 2024, $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified on market and sales milestones. The Company owes no further payments to EryDel shareholders for development-related milestones. The remaining potential contingent payments in connection with the EryDel Acquisition pertain to approval, on market and sales milestones. As of March 31, 2026, no approval, on market, or sales milestones were met. As a result of the clinical readout of the Phase III NEAT study in January 2026 (see Note 1), the criteria for the contingent consideration payments will not be met, resulting in the related liability being reduced to zero.

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

The following table summarizes the assumptions used in the valuation of the contingent consideration in the period presented (in thousands except for percentages):

December 31, 2025
Expected timing of milestones completion dates	2026 - 2038
Discount rate	14.5%
Probability of achievement	1% - 56.5%

Debt

The following table presents the changes in the fair value of the Level 3 EIB Loan for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Beginning balance	$18,026	$14,321
Change in fair value	(12,168)	444
Interest payment	(29)	(54)
Settlement of debt	(5,545)	—
Due to foreign currency translation	(284)	555
Ending balance	$—	$15,266

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

The following table summarizes the assumptions including the unobservable inputs related to the Company's debt in the periods presented:

December 31, 2025
Discount rate	13%

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

The following table summarizes key inputs used in the valuation of the liability classified warrants as of the issuance date and as of March 31, 2026:

	As of December 31, 2025	As of March 31, 2026
Expected term	4.45 years	4.21 years
Common stock market price	$33.50	$1.00
Common warrants exercise price	$12.00	$12.00
Pre-Funded warrants exercise price	$0.01	$—
Risk-free interest rate	3.63%	3.87%
Expected volatility	110.96%	173.24%

The following table presents the changes in the fair value of the Level 3 liability classified warrants for the three months ended March 31, 2026:

(in thousands)
Balance as of December 31, 2025	$32,150
Exercise of pre-funded warrants and reclassification to equity	(340)
Change in fair value of warrants	(31,116)
Balance as of March 31, 2026	$694

Note 4. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents and investments measured at fair value on a recurring basis on the condensed consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$3,022	$1,407
Money market funds	15,141	4,402
Total cash and cash equivalents	$18,163	$5,809

Short-term investments:
Government and agency notes	—	11,943
Total short-term investments	$—	$11,943

The Company's investments are classified as available-for-sale securities. As of March 31, 2026, there were no available-for-sale securities outstanding. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three months ended March 31, 2025, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss). No other-than-temporary impairments on these securities were recognized for the three months ended March 31, 2025.

The Company periodically assesses its investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairments or credit losses related to available-for-sale securities for the three months ended March 31, 2025.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in interest and other income, net in the statement of operations and comprehensive loss. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense), net.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income, net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss).

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

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements as of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$15,141			$15,141
Total cash equivalents and investments	$15,141	—	$—	$15,141

Classified as:
Cash equivalents (original maturities within 90 days)				$15,141
Total cash equivalents and investments				$15,141

	Fair Value Measurements as of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$4,402	$—	$—	$4,402
Government and agency notes	11,938	5	—	11,943
Total cash equivalents and investments	$16,340	$5	$—	$16,345

Classified as:
Cash equivalents (original maturities within 90 days)				$4,402
Short-term investments (maturities within one year)				11,943
Total cash equivalents and investments				$16,345

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid research and development expenses	$—	$578
Short-term Italian research and development refundable tax credit, net	1,284	—
Short-term VAT receivable	5,273	3,622
Prepaid insurance	405	635
Prepaid expenses	431	255
Other current assets	24	54
Total prepaid expenses and other current assets	$7,417	$5,144

The Company was eligible to obtain an R&D tax credit as companies in Italy that invest in eligible research and development activities, regardless of the legal form and economic sector in which they operate, can benefit from a R&D tax credit. Such tax credits can only be used to offset payments of certain taxes and contributions (e.g., social contributions, VAT payables, registration fees, income and withholding taxes and other tax-related items that companies usually pay monthly). During the three months ended March 31, 2026, the Company recorded $2.4 million of R&D tax credit, prior to any reserve, primarily due to the release of Italy related unrecognized tax benefits and the related tax payable. We recorded a reserve for estimated credits that were not probable of being used of $1.1 million based on forecasted utilization in Italy as of March 31, 2026. The Company recognized reductions to R&D expense of $0.3 million for the three months ended March 31, 2025.

The activity in the reserve for Italian research and development tax credit for the three months ended March 31, 2026 is as follows (in thousands):

March 31, 2026
Beginning balance as of December 31, 2025	$—
Reserve for Italian research and development tax credit	(1,083)
Ending balance as of March 31, 2026	$(1,083)

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-term VAT receivable	$—	$1,682
Equity investments in Lighthouse Pharmaceuticals, Inc.	78	78
Total other assets	$78	$1,760

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer equipment	$65	$66
Computer software	31	32
Lab equipment	1,051	1,076
Leasehold improvement	37	38
Office furniture	222	227
Less: accumulated amortization and depreciation	(856)	(844)
Property and equipment, net	$550	$595

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Personnel expenses	$871	$3,138
Research and development expenses	1,752	6,966
Professional fees	464	181
Current portion of operating lease liabilities	113	115
Other	176	208
Total accrued expenses and other current liabilities	$3,376	$10,608

During the three months ended March 31, 2026, the Company entered into settlement agreements with vendors pursuant to which they relinquished amounts owed by the Company. This resulted in a $2.6 million gain on settlement of accounts payable, which is reflected in the condensed consolidated statements of operations and comprehensive income (loss) within research and development.

For the three months ended March 31, 2026 and 2025, the severance accrual activity was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Beginning accrued severance	$42	$—
Incurred during the period	1,391	413
Severance paid during the period	(1,433)	(66)
Ending accrued severance	$—	$347

During the three months ended March 31, 2026 and 2025, the Company incurred severance costs related to personnel separation, reflecting payments made and accrued to departing employees.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Federal and state taxes payable	$1,040	$773
Foreign taxes payable	86	691
Other long-term liabilities	70	106
Other long-term liabilities	$1,196	$1,570

Note 6. Leases

In January 2024, the Medolla Lease Agreement for the office space was renegotiated. The new Medolla Lease Agreement includes an additional space and commenced on February 1, 2024, and will end on January 31, 2030, substituting the Medolla Lease Agreement commenced in June 2018.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. During the three months ended March 31, 2026, the Company recorded lease expense of $37 thousand. During the three months ended March 31, 2025, the Company recorded lease expense of $35 thousand.

Supplemental balance sheet information related to leases as follows (in thousands except lease terms and discount rates):

	March 31, 2026	December 31, 2025
Assets:
Operating lease right of use asset, net	$415	$453
Liabilities:
Short-term operating lease liability	113	115
Long-term operating lease liability	293	330
Total lease liabilities	$406	$445

Other information:
Weighted average remaining lease term	3.5 years	3.7 years
Weighted average discount rate	9.13%	9.12%

Future minimum lease payments under lease agreements as of March 31, 2026, were as follows (in thousands):

Fiscal Year
2026 (remainder of the year)	$108
2027	139
2028	125
2029 and thereafter	99
Total lease payments	471
Less: imputed interest	(65)
Total remaining lease liability	$406

Note 7. Debt

In connection with the acquisition of EryDel on October 20, 2023, the Company became a guarantor in respect of the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to the Company’s business and capitalization. Only tranches A and B were drawn. All amounts due under tranche A and B were payable on their maturity date of August 2026. Interest accrued at fixed rates for each tranche and was payable on the maturity date for each Tranche (with the exception of 2% cash interest which was accrued and payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment, which correspondingly reduced the deferred interest rate accruing during such period). The fixed rates ranged from 7.0% to 9.0% per annum.

For the three months ended March 31, 2026, the Company paid 25 thousand euros ($29 thousand) in interest payments.

The Company elected to account for the EIB Loan at fair value, which requires the EIB Loan to be recorded at fair value at issuance and at the end of each reporting period. Gains or losses upon remeasurement are to be recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company presents separately in other comprehensive income (loss) the portion of the total change in the fair value of the EIB Loan that results from a change in instrument-specific credit risk. The EIB Loan’s fair value at the date it was assumed adjusted its carrying value based on using a discounted cash flow analysis with a discount rate based on a yield curve that was adjusted for credit rating.

In March 2026, the EIB agreed to a full settlement of all obligations associated with the loan with a single payment of 4.8 million euros ($5.5 million) which was paid on March 30, 2026.

Note 8. Stockholders’ Equity

Common Stock

On June 4, 2025, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of Common Stock from 100,000,000 to 250,000,000. The reverse stock split did not affect the number of authorized shares of common stock or the par value of the common stock.

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

During the three months ended March 31, 2026, the Company utilized its ATM program to raise net proceeds of approximately $15.0 million by issuing 8,018,500 shares of common stock. As of March 31, 2026, $53.1 million remained available to be sold under the ATM program. See Note 15 for discussion of subsequent events related to the ATM program.

June 2025 Private Placement

On June 12, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain institutional investors (the “Investors”) and certain members of the Company’s management (together with the Investors, the “Purchasers”) pursuant to which the Company issued and sold to the Purchasers in a private placement (“June 2025 Private Placement”): (i) 667,192 shares (the “Shares”) of its common stock, as adjusted for the Reverse Stock Split, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 200,000 shares of Common Stock, as adjusted for the Reverse Stock Split, and (iii) accompanying warrants to purchase up to an aggregate of 867,192 shares of Common Stock (the “Common Warrants”), as adjusted for the Reverse Stock Split, for aggregate gross proceeds of approximately $11.5 million (excluding up to approximately $10.4 million of aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Common Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by the Company.

Note 9. Warrants

Warrants Issued with June 2025 Private Placement

On June 12, 2025, in connection with the sale and issuance of common stock as part of the June 2025 Private Placement, the Company issued Pre-Funded Warrants to purchase up to an aggregate of 200,000 shares of Common Stock at an exercise price of $0.01 per share, as adjusted for the Reverse Stock Split, and Common Warrants to purchase up to an aggregate of 867,192 shares of Common Stock at an exercise price of $12.00 per share, as adjusted for the Reverse Stock Split. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Common Warrant. The combined purchase price of each Share and accompanying Common Warrant was $13.25 (which included $1.25 per Common Warrant in accordance with the rules and regulations of Nasdaq), as adjusted for the Reverse Stock Split. The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrant was $13.24 (equal to the combined purchase price per Share and accompanying Common Warrant, minus $0.01).

The Common Warrants can be exercised into either common stock or Pre-Funded Warrants at the holders' option, and both Common Warrants and Pre-Funded Warrants contain purchase rights that could result in holders receiving securities that more than offsets or neutralizes the effect of a distribution event. As a result of the aforementioned provisions, both Common Warrants and Pre-Funded Warrants fail the indexation guidance under ASC 815 and are classified as liabilities. The Pre-Funded Warrants and Common Warrants liabilities were recorded at fair value as of the issuance date and March 31, 2026, and subject to adjustment to estimated fair value at each balance sheet date until the warrants are settled.

The proceeds from June 2025 Private Placement were first allocated to the full fair value of the Pre-Funded Warrants and Common Warrants due to the liability classification. The fair value of the Pre-Funded Warrants and Common Warrants at issuance was $10.7 million. The remaining proceeds of $0.8 million, before issuance costs, were allocated to the Common Stock.

During the three months ended March 31, 2026, the Company recognized a fair value gain of $31.1 million related to the warrants.

On January 29, 2026, all 200,000 shares of the Pre-Funded Warrants were exercised through a cashless exercise into 199,765 shares of the Company's Common Stock, as adjusted for the Reverse Stock Split. All of the Common Warrants issued in connection with the June 2025 Private Placement remained outstanding as of March 31, 2026. The following table is a summary of the Company’s warrants outstanding as of March 31, 2026, as adjusted for the Reverse Stock Split:

	Number of Common Stock Issuable	Exercise Price	Expiration Date
Common Warrants	867,192	$12.00	June 12, 2030

Note 10. Stock-Based Compensation

The Company operates three stock-based compensation plans as of March 31, 2026:

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

The Quince 2019 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of March 31, 2026, the maximum aggregate number of shares that may be issued under the Quince 2019 Plan is 1,351,548 shares of the Company’s common stock, as adjusted for the Reverse Stock Split. In addition, the number of shares available for issuance under the Quince 2019 Plan will be annually increased on the first day of each fiscal years beginning with fiscal 2020, by an amount equal to the least of (i) 214,635 shares of common stock (as adjusted for the Reverse Stock Split); (ii) 4% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (iii) such other amount as the Board of Directors may determine.

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

As of March 31, 2026, the Company had 75,376 shares available for future issuance under the Quince 2019 Plan, as adjusted for the Reverse Stock Split.

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

Activity for service-based stock options under the Quince 2019 Plan is as follows, as adjusted for the Reverse Stock Split:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2025	1,029,955	$27.36	7.97	$18,856
Options granted	278,293	30.77	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(31,926)	16.52	—	—
Balance as of March 31, 2026	1,276,322	$28.37	7.84	$—
Options vested and expected to vest as of March 31, 2026	1,276,322	28.37	7.84	—
Options exercisable as of March 31, 2026	581,761	$38.10	6.66	$—

For the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $0.9 million related to options granted to employees and non-employees. For the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $0.9 million related to options granted to employees and non-employees. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2026, total unamortized employee stock-based compensation was $9.3 million, which is expected to be recognized over the remaining estimated vesting period of 2.1 years.

For the three months ended March 31, 2026, in connection with the separation of employees as part of our restructuring activities, the Company extended the post-termination exercise window from 90 days to five years for separated employees and for those with consulting agreements allowed awards to continue vesting through term of the agreements. The Company recorded stock-based compensation expense related to the modification of these awards of $0.1 million.

2019 Equity Incentive Plan (Novosteo)

On May 19, 2022, in accordance with the terms of Agreement and Plan of Merger and Reorganization between the Company, Novosteo, Inc., and the other parties thereto, the Company assumed the 2019 Novosteo, Inc. Equity Incentive Plan (the "2019 Novosteo Plan"). The 2019 Novosteo Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Novosteo legacy employees. On the closing date, each outstanding Novosteo stock option granted under Novosteo’s equity compensation plans was converted into a corresponding stock option with the number of shares underlying such option and the applicable exercise price adjusted based on the exchange ratio of 0.0911. Each such converted stock option continues to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo stock option prior to the Acquisition. The maximum aggregate number of shares that may be issued under the 2019 Novosteo Plan is 54,498 shares of the Company’s common stock, as adjusted for the Reverse Stock Split.

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

As of March 31, 2026, the Company had 24,680 shares available for future issuance under the 2019 Novosteo Plan, as adjusted for the Reverse Stock Split.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows, as adjusted for the Reverse Stock Split:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2025	16,155	$5.50	6.23	$452
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of March 31, 2026	16,155	$5.50	5.98	$—
Options vested and expected to vest as of March 31, 2026	16,155	5.50	5.98	—
Options exercisable as of March 31, 2026	16,155	$5.50	5.98	$—

For the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $44 thousand related to options granted to employees and non-employees for the 2019 Novosteo Plan. For the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $49 thousand, respectively, related to options granted to employees and non-employees for the 2019 Novosteo Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2026, there was no total unamortized employee stock-based compensation.

Restricted Stock Awards

There was no restricted stock awards activity during the three months ended March 31, 2026.

For the three months ended March 31, 2026, the Company recognized no stock-based compensation expense related to restricted stock awards. For the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $79 thousand related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. The fair value of vested restricted stock awards was $0.1 million for the three months ended March 31, 2025.

2022 Inducement Plan

On May 9, 2022, the Company's Board of Directors approved 400,000 shares of common stock, as adjusted for the Reverse Stock Split, that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan (the "2022 Inducement Plan"). The 2022 Inducement Plan was adopted by the independent members of the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules (“Nasdaq Rule 5635(c)(4)”). In accordance with Nasdaq Rule 5635(c)(4), awards under those plans may only be made to an employee who has not previously been an employee or member of the Board of Directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.

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

As of March 31, 2026, the Company had 166,669 shares available for future issuance under the 2022 Inducement Plan, as adjusted for the Reverse Stock Split.

Activity for service-based stock options under the 2022 Inducement Plan is as follows, as adjusted for the Reverse Stock Split:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2025	233,330	$29.80	6.39	863
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of March 31, 2026	233,330	$29.80	6.15	—
Options vested and expected to vest as of March 31, 2026	233,330	29.80	6.15	—
Options exercisable as of March 31, 2026	223,608	$29.80	6.15	—

For the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $0.3 million related to options granted to employees for the 2022 Inducement Plan. For the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $0.3 million related to options granted to employees for the 2022 Inducement Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. As of March 31, 2026, total unamortized employee stock-based compensation was $0.2 million, which is expected to be recognized over the remaining estimated vesting period of 0.15 years.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three months ended March 31, 2026 and 2025 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative expense	$744	$951
Research and development expense	542	435
Total stock-based compensation	$1,286	$1,386

Note 11. Income Taxes

After considering all available positive and negative evidence, including cumulative losses, the Company concluded that it remains more likely than not that its net deferred tax assets will not be realized. Accordingly, the Company maintains a full valuation allowance against its net deferred tax assets.

The Company recorded an income tax benefit of $5.3 million for the three months ended March 31, 2026, primarily related to the release of uncertain tax position liabilities associated with intellectual property sales made in prior periods. The release resulted from changes in facts and circumstances impacting the more likely than not position to be assessed by the relevant tax authorities during the quarter ended March 31, 2026. This benefit was partially offset by current-period Italian income tax expense. The primary differences between the Company’s effective tax rate and the U.S. federal statutory tax rate were the change in valuation allowance and the discrete release of uncertain tax position liabilities. The Company recorded $47 thousand of tax expense for the three months ended March 31, 2025 primarily related to foreign withholding tax and interest on the uncertain tax position liability.

Note 12. Net Income (Loss) Per Share

Basic net income (loss) per common share is determined by dividing the net income (loss) by the weighted-average common shares outstanding during the period. Diluted net income (loss) includes the effect, if any, from potential exercises of conversion of securities, such as stock options and warrants, which could result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. All warrants are participating in securities, as they participate on a one-for-one basis with common stock in earnings of the Company, if and when declared by the Board of Directors. For the purposes of computing earnings per share, the warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company computes earnings per share using the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. Diluted earnings per share for the Company’s common stock is computed using the more dilutive of the two-class method or the treasury stock method.

The following table sets forth the calculation of basic and diluted net income (loss) per share during the periods presented (in thousands, except share amounts, as adjusted for the Reserve Stock Split):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$35,912	$(15,030)
Undistributed earnings allocated to participating securities	(3,118)	$—
Net income (loss) – basic	$32,794	$(15,030)

Net income (loss)	$35,912	$(15,030)
Fair value adjustment for pre-funded warrants	(6,358)	—
Undistributed earnings allocated to participating securities	(3,096)	—
Net income (loss) – diluted	$26,458	$(15,030)

Denominator:
Weighted average shares of common stock outstanding – basic	9,120,267	4,394,119
Effect of dilutive shares
Pre-funded warrants	62,785	—
Options	7,302	—
Weighted average shares of common stock outstanding – diluted	9,190,354	4,394,119

Net income (loss) per share – basic	$3.60	$(3.42)
Net income (loss) per share – diluted	$2.88	$(3.42)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive, as adjusted for the Reverse Stock Split:

	March 31,
	2026	2025
Stock options issued and outstanding	1,509,652	1,283,632
Restricted stock awards	—	5,408
Common warrants	867,193	—
Total	2,376,845	1,289,040

Note 13. Intangible Assets

EryDel Intangible Assets

The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

(in thousands)
In-process research and development:
Balance as of December 31, 2025	$67,361
Impairment charges	(67,361)
Balance as of March 31, 2026	$—

The following table provides details of the carrying amount of the Company's finite-lived intangible asset (in thousands, except useful life):

		As of March 31, 2026			As of December 31, 2025
	Useful life	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite life intangible assets:
Trade name	21 years	$460	(49)	$411	$460	(26)	$434
Foreign currency translation adjustments				36			(8)
Impairment charges				(447)			—
Total				$—			$426

In January 2026, the Company ceased clinical development of eDSP as the primary and secondary endpoints did not achieve statistical significance in its Phase 3 NEAT clinical trial (See Note 1). As a result, several of the assumptions used in determining the initial fair value have changed including expected cash flows and thus triggered the need for an interim impairment assessment as required under ASC 350. As a result, the fair value was determined to be significantly below its carrying value and the Company recognized a total impairment charge of $67.8 million for for indefinite and finite-lived intangible assets the three months ended March 31, 2026.

Note 14. Segment Information

The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment, which has been the business of developing and commercializing the Company's proprietary AIDE technology platform. The key factors used to identify the reportable segments are the organization of its business and alignment of the Company's internal operations and the nature of our AIDE technology. Operating segments are defined as components of an enterprise for which discrete financial information is available and is evaluated regularly by the CODM, in deciding how to allocate resources and assess performance.

The Company’s Chief Executive Officer, who is the CODM, reviews financial information on a consolidated basis for purposes of allocating and evaluating financial performance. The CODM evaluates the Company’s performance and resource allocation by analyzing consolidated net income (loss), as reported on the condensed consolidated statement of operations and comprehensive income (loss). This assessment involves comparing net income (loss) across prior periods, the Company's forecast, and total expenditures related to eDSP product development and the Phase 3 NEAT clinical trial.

The measure of segment assets reviewed by the CODM is the consolidated total assets, as reported on the condensed consolidated balance sheets. The following table presents the measure of segment assets regularly provided to the CODM (in thousands):

	March 31, 2026	December 31, 2025
Cash, cash equivalents and short-term investments	18,163	17,752

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development:
Personnel	$1,914	$1,320
Stock-based compensation	542	435
Clinical and contract manufacturing	3,600	6,727
Other	789	(337)
General and administrative:
Personnel	1,335	1,727
Stock-based compensation	744	951
Consulting and professional costs	1,558	1,466
Other	630	645
Intangible asset impairment charge	67,808	—
Fair value adjustment for contingent consideration	(64,330)	1,924
Total operating expenses	14,590	14,858
Loss from operations	(14,590)	(14,858)
Fair value adjustment for debt	12,168	(444)
Fair value adjustment for warrants	31,116	—
Other segment items	7,218	272
Net income (loss)	$35,912	$(15,030)

Other segment items within net income (loss) include interest income, other income (expense), net, and income tax expense.

The Company’s long-lived assets consist primarily of property, plant and equipment, net, and operating lease right-of-use assets are maintained in Italy. As of March 31, 2026 and December 31, 2025, no individual country other than the U.S. accounted for 10% or more of these assets.

Note 15. Subsequent Events

Following March 31, 2026, and through the issuance of these financial statements, the Company raised net proceeds of approximately $5.4 million by issuing 2,510,000 shares of common stock under the ATM program, with approximately $47.5 million remaining subject to available shares for issuance.

Through filing date, as part of the restructuring activities and evaluation of strategic alternatives aimed at maximizing shareholder value, the Company anticipates incurring severance costs of $0.8 million related to personnel separation.

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

Results of Phase 3 NEAT clinical trial of eDSP for A-T

In the NEAT study, our pivotal Phase 3 international, multicenter, randomized, double-blind, placebo-controlled study (n=105), the primary endpoint, which measured the change from baseline to last efficacy visit at month six using the Rescored modified International Cooperative Ataxia Rating Scale (RmICARS) compared to placebo, did not reach statistical significance. The mean change from baseline to month six was 0.94 in the active arm compared to 2.24 in the placebo arm (difference -1.30) with a p-value of 0.0851. Furthermore, the study did not meet its key secondary endpoint of improvement in Clinical Global Impression of Severity (CGI-S) measured from baseline to month six with a p-value of 0.522. eDSP was generally well tolerated and there were no clinically meaningful safety concerns identified. The most common adverse events reported in the eDSP arm included pruritis and pyrexia. Based on the results of the NEAT clinical trial, eDSP does not appear to be an effective treatment for A-T and we will be unable to continue development of eDSP in this or other therapeutic indications. We have no other current product candidates and are currently focused on preserving cash while we evaluate available strategic alternatives.

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

In order to fund our current efforts to pursue strategic alternatives, including a reverse merger, we intend to obtain additional funding through available financing sources, which may include additional public offerings of common stock, including sales of common stock, under a Controlled Equity OfferingSM Sales Agreement, dated December 18, 2024, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, or private financing of debt or equity. If we are successful in obtaining any such additional funding, we may use all or a portion of the net proceeds to repay outstanding liabilities, as well as for general corporate purposes and to support our activities with respect to strategic alternatives, including effecting a reverse merger. There can be no guarantee that we will be able to obtain such additional funding on terms favorable to the Company or our stockholders, or at all.

Financial Overview

We recently completed our NEAT clinical trial for our lead drug candidate, eDSP, which did not meet primary or secondary endpoints. Based on the results of the NEAT clinical trial, eDSP does not appear to be an effective treatment for A-T and we will be unable to continue development of eDSP in this or other therapeutic indications. We have no other current product candidates and do not have sufficient resources to pursue further research and development activities. With cash and cash equivalents of $18.2 million as of March 31, 2026 and net proceeds of approximately $5.4 million by issuing 2,510,000 shares of common stock under the ATM program that we raised after March 31, 2026. We do not believe that our cash and cash equivalents balance as of the date of this filing will be sufficient to fund operations for the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. However, there can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all.

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

Intangible Asset Impairment Charge

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

Critical Accounting Estimates

For a description of our significant accounting policies, see Note 2 to our unaudited condensed consolidated financial statements.

Of our policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of subjective and complex judgment, involving critical accounting estimates and assumptions impacting our condensed consolidated financial statements:

•
Research and Development Expenses
•
Impairment of Intangible Assets
•
Contingent Consideration
•
Debt
•
Warrant Liability
•
Income Taxes

For a discussion about the other critical accounting estimates and assumptions impacting our condensed consolidated financial statements, see the Critical Accounting Estimates section within MD&A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 10, 2026.

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

The following sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except for percentages):

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$6,845	$8,145	$(1,300)	(16)%
General and administrative	4,267	4,789	(522)	(11)%
Intangible asset impairment charge	67,808	—	67,808
Fair value adjustment for contingent consideration	(64,330)	1,924	(66,254)	(3444)%
Total operating expenses	14,590	14,858	(268)	(2)%
Loss from operations	(14,590)	(14,858)	268	(2)%
Fair value adjustment for debt	12,168	(444)	12,612	(2841)%
Fair value adjustment for warrants	31,116	—	31,116
Interest income	160	406	(246)	(61)%
Other income (expense), net	1,719	(87)	1,806	(2076)%
Net income (loss) before income tax expense	30,573	(14,983)	45,556	(304)%
Income tax benefit (expense)	5,339	(47)	5,386	(11460)%
Net income (loss)	$35,912	$(15,030)	$50,942	(339)%

Research and Development Expenses (in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Direct research and development expenses:
eDSP	$3,914	$6,228	$(2,314)	(37)%
Other direct research costs	415	79	336	425%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	2,456	1,755	701	40%
Facilities and other research and development expenses	60	83	(23)	(28)%
Total research and development expenses	$6,845	$8,145	$(1,300)	(16)%

Research and development expenses were $6.8 million for the three months ended March 31, 2026, compared to $8.1 million for the three months ended March 31, 2025, a decrease of $1.3 million.

The costs for eDSP development decreased by $2.3 million compared to the same period from the prior year due to the ramping down related to our Phase 3 NEAT clinical trial and OLE as well as a gain on the settlement of accounts payable. This decrease was primarily due to a gain on settlement of accounts payable of $2.6 million, of which $2.4 million related to eDSP, as well as a decrease in clinical trial costs of $1.8 million, a decrease in eDSP consulting of $0.4 million, and a decrease in manufacturing costs of $0.3 million, offset by an increase of R&D expenses of $2.4 million related to the reserve and adjustment for R&D tax credits and $0.2 million of other R&D expenses.

Our personnel related costs increased by $0.7 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, mainly as a result of an increase of $0.1 million in allocated stock-based compensation costs and a $0.6 million increase in other personnel related expenses, including severance costs related to personnel separation.

Facilities and other research and development expenses decreased by $23 thousand for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 primarily due to a decrease in rent, storage and facilities expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million to $4.3 million for the three months ended March 31, 2026, from $4.8 million for the three months ended March 31, 2025. The decrease in general and administrative expenses is primarily due to $0.6 million in allocated stock-based compensation and personnel related expenses, offset by an increase of $0.1 million in consulting and professional costs related to the restructuring activities.

Intangible Asset Impairment Charge

As of March 31, 2026, we conducted an impairment analysis of our intangible asset IPR&D and tradename that resulted from the purchase of EryDel Acquisition in October 2023. We conducted a quantitative analysis which resulted in our fair value being significantly below our current carrying value due to the assumptions changing as a result of the Phase III NEAT study in January 2026. As a result of the analyses, we recorded a non-cash intangible asset impairment charge of $67.8 million for three months ended March 31, 2026.

Fair Value Adjustment for Contingent Consideration

For the three months ended March 31, 2026, we recorded a $64.3 million fair value adjustment for contingent consideration as a result of the clinical readout of the Phase III NEAT study in January 2026.

Fair Value Adjustment for Debt

For the three months ended March 31, 2026, we recorded a $12.2 million fair value adjustment for the debt primarily due to the settlement of the loan with the EIB.

Fair Value Adjustment for Warrants

For the three months ended March 31, 2026, we recorded a $31.1 million fair value adjustment for warrants primarily due to timing of issuance of the warrants and change in the price of our common stock.

Interest Income

Interest income decreased by $0.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The change was due to decreased yields on our investment portfolio and decreased average balances.

Other Income (Expense), net

Other income (expense), net increased by $1.8 million for the three months ended March 31, 2026 primarily due to unrealized gains from foreign currency translation.

Income Tax Expense

We recorded $5.3 million of tax benefit for the three months ended March 31, 2026 and tax expense of $47 thousand for the three months ended March 31, 2025. Tax benefit is primarily driven by the release of unrecognized tax benefit related to the 2025 intercompany sale of intellectual property.

Liquidity and Capital Resources

We have not generated any revenue and we have never been profitable. To date, we have financed our operations primarily through the issuance and sale of our securities. From inception through March 31, 2026, we received net proceeds of approximately $337.1 million from the issuance of redeemable convertible preferred stock, convertible promissory notes, common warrants, pre-funded warrants, and common stock.

We have incurred net losses from operations since our inception. As of March 31, 2026, we had an accumulated deficit of $424.5 million. While we generated a net income of $35.9 million in the three months ended March 31, 2026, we do not expect to generate revenue unless and until we complete a reverse merger or other strategic transaction and the post-transaction company generates revenue, and we cannot assure you that a transaction will be completed or that the combined company will ever generate significant revenue or profits.

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. We have incurred losses and generated negative operating cash flows since our inception and anticipate that we will continue to incur losses for at least the next several years. In January 2026, we ceased clinical development of eDSP as the primary and secondary endpoints did not achieve statistical significance in our Phase 3 NEAT clinical trial. As of March 31, 2026, we had cash and cash equivalents of $18.2 million. Based on our current operating plan, we believe that our cash and cash equivalents balance as of the date of this filing will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. We intend to obtain additional funding through available financing sources which may include additional public offerings of common stock, including sales of common stock, under a Controlled Equity OfferingSM Sales Agreement, dated December 18, 2024, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, and/or private financing of debt or equity. Management’s belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, we may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalent resources, we concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

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

During the three months ended March 31, 2026, we utilized our ATM program to raise net proceeds of approximately $15.0 million by issuing 8,018,500 shares of common stock. As of March 31, 2026, $53.1 million remained available to be sold under the ATM program.

June 2025 Private Placement

On June 12, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), with certain institutional investors (the “Investors”) and certain members of our management (together with the Investors, the “Purchasers”) pursuant to which we issued and sold to the Purchasers in a private placement (the “Private Placement”): (i) 667,193 shares (the “Shares”) of our common stock, par value $0.001 per share, as adjusted for the Reverse Stock Split (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 200,000 shares of common stock, as adjusted for the Reverse Stock Split, and (iii) accompanying warrants to purchase up to an aggregate of 867,193 shares of common stock (the “Common Warrants”), as adjusted for the Reverse Stock Split, for aggregate gross proceeds of approximately $11.5 million (excluding up to approximately $10.4 million of aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Common Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by us. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Common Warrant. The combined purchase price of each Share and accompanying Common Warrant was $13.25 (which included $1.25 per Common Warrant in accordance with the rules and regulations of Nasdaq). The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrant was $13.24 (equal to the combined purchase price per Share and accompanying Common Warrant, minus $0.01).

Debt

In connection with the acquisition of EryDel on October 20, 2023, we guaranteed the EIB Loan. The EIB Loan was amended and restated as of the acquisition date. The EIB Loan provides for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche is subject to conditions precedent related to our business and capitalization. Only tranches A and B were drawn. All amounts under tranche A and B were payable on their maturity date of August 2026. Interest accrued at fixed rates for each tranche and both principal and interest was payable on the maturity date for each tranche (with the exception of 2% cash interest which was accrued and payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment (as defined below), which correspondingly reduced the deferred interest rate accruing during such period). The fixed rates ranged from 7.0% to 9.0% per annum.

On March 27, 2026, we entered into a loan settlement agreement (the “Settlement Agreement”) with the EIB in connection with the EIB loan. Pursuant to the Settlement Agreement, effective immediately upon our payment of 4.8 million euros ($5.5 million), our outstanding obligations to the EIB were settled in full and all of our obligations were satisfied and discharged.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(7,627)	$(9,601)	$1,974
Investing activities	12,000	10,898	1,102
Financing activities	9,443	87	9,356
Effect of exchange rate changes on cash	(1,462)	175	(1,637)
Net increase in cash and cash equivalents	$12,354	$1,559	$10,795

Operating Activities

Net cash used in operating activities decreased by $2.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower operating payments driven by decreased clinical development activities. Net cash used in operating activities was $7.6 million for the three months ended March 31, 2026. Cash used in operating activities was primarily due to our net income of $35.9 million for the period, adjusted for $41.2 million of non-cash items, including $31.1 million change in the fair value of warrants, $1.3 million in stock-based compensation, $64.3 million change in the fair value of contingent consideration liabilities, $12.2 million change in the fair value of the EIB Loan, $2.6 million in gain on settlement of accounts payable, $67.8 million non-cash impairment on intangible assets, and a net increase in our operating assets of $1.8 million and a net increase in our accounts payable, and accrued expenses and other current liabilities of $0.6 million.

Investing Activities

Cash provided by investing activities was $12.0 million for the three months ended March 31, 2026, primarily related to the proceeds from maturities of short-term investments.

Cash provided by investing activities was $10.9 million for the three months ended March 31, 2025, primarily related to the maturities of short-term investments of $13.0 million, and the purchase of investments of $2.0 million.

Financing Activities

Cash provided by financing activities was $9.4 million for the three months ended March 31, 2026, which consisted of $15.0 million from the issuance of common stock in connection with the ATM offerings and the repayment of debt of $5.5 million.

Cash used in financing activities was $0.1 million for the three months ended March 31, 2025, which consisted of net proceeds from the exercise of stock options in the period.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and other purchase obligations.

We enter into contracts in the normal course of business with third party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts varies based upon the timing of the services. We have recorded accrued expense of approximately $3.4 million in our condensed consolidated balance sheet for expenditures incurred by these vendors as of March 31, 2026. Our cancellable future operating expense commitments based on existing contracts as of March 31, 2026 is immaterial. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. In March 2026, we entered into a Settlement Agreement with the EIB to settle our outstanding obligations in full with a single payment of 4.8 million euros ($5.5 million). Following such payment, all of our obligations to the EIB were satisfied and discharged. Additionally, in March 2026, it was determined that the criteria for the contingent consideration payouts will not be met, resulting in the related liability being reduced to zero. As of March 31, 2026, the fair value of warrants issued in connection with the private placement is $0.7 million.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. We may be unable for many reasons, including those that are beyond our control, to implement our business strategy successfully. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. As of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as set forth below.

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

In March 2026, we received notices from Nasdaq indicating that we are no longer in compliance with Nasdaq’s continued listing requirements relating to maintaining (i) a minimum bid price of our common stock equal to $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2) and (ii) a minimum market value of listed securities equal to $50,000,000. While we have regained compliance with the minimum bid price requirement, we have not yet regained compliance with the minimum market value of listed securities requirement. While we have an initial period of 180 days, until September 14, 2026, to regain compliance with such requirements, there is no guarantee that we will be able to regain compliance, or, if we do regain compliance, maintain such compliance in the future. In addition, as of December 31, 2025, our total stockholders’ deficit was approximately $35.7 million.

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

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	5/13/2019	001-38890

3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	8/1/2022	001-38890

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	4/9/2026	001-38890

3.4	Amended and Restated Bylaws	8-K	8/1/2022	001-38890

3.5	Amendment to Amended and Restated Bylaws	10-K	4/10/2026	001-38890

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X

32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data file as its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Quince Therapeutics, Inc.

Date: May 11, 2026	By:	/s/ Dirk Thye
Dirk Thye
Chief Executive Officer and Chief Medical Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Brendan Hannah
Brendan Hannah
Chief Business Officer, Chief Operating Officer, and Chief Compliance Officer
(Principal Financial Officer)