Form 10-Q
period 2026-09-30
IRulya Therapeutics Inc.
filed 2026-11-13
CIK 1662774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-38890

IRulya Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-1024039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 College Street, Suite 210 New Haven, Connecticut	06510
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 208-8994

Quince Therapeutics, Inc.

611 Gateway Boulevard, Suite 273, South San Francisco, California, 94080

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	IRLA	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2026, the registrant had 10,841,470 shares of common stock, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC"). It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to successfully integrate the operations of the Company and Orphai (as defined below), realize the anticipated benefits of the acquisition of Orphai, and execute our business strategy and development plans following the acquisition;
•
the ability of our preclinical studies and clinical trials to demonstrate acceptable safety and efficacy of our product candidates;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials;
•
the timing, progress and results of clinical trials and other development activities for our product candidates, including anticipated clinical data readouts and development milestones for LAM-001 in pulmonary hypertension associated with interstitial lung disease (PH-ILD), bronchiolitis obliterans syndrome post lung transplant (BOS) and sarcoidosis associated pulmonary hypertension (SAPH);
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
•
the competitive landscape for our product candidates, the availability of alternative therapies, and the potential market acceptance of any product candidate that receives regulatory approval;
•
our expectations regarding the approval and use of our product candidates as first, second or subsequent lines of therapy or in combination with other drugs;
•
our financial performance;

2

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

Unless the context requires otherwise, the terms (i) "we," "us," "our," "IRulya," the "Company" and other similar terms refer to the business and operations of IRulya Therapeutics Inc. (formerly known as Quince Therapeutics, Inc.) and its consolidated subsidiaries, including, for periods after the Orphai Acquisition (as defined below), Orphai Therapeutics; (ii) "Orphai HoldCo" refers to Orphai Holdings Therapeutics, Inc., (iii) "Orphai Subsidiary" refers to Orphai Therapeutics, LLC, a wholly owned subsidiary of Orphai HoldCo, (iv) "Orphai" or "Orphai Therapeutics" refer collectively to Orphai HoldCo and Orphai Subsidiary and (v) "Orphai Acquisition" refers to the acquisition by the Company of Orphai Therapeutics pursuant to that certain Agreement and Plan of Merger, dated May 17, 2026 (the "Merger Agreement"), by and among the Company, Phoenix Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Phoenix Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, Orphai Subsidiary, and Orphai HoldCo.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IRULYA THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$39,821	$5,809
Short-term investments	65,420	11,943
Prepaid expenses and other current assets	1,056	5,144
Total current assets	106,297	22,896
Property and equipment, net	69	595
Operating lease right-of-use assets	—	453
Intangible assets	—	67,819
Other assets	106	1,760
Total assets	$106,472	$93,523

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,453	$2,223
Accrued expenses and other current liabilities	5,766	10,608
Current portion of debt	—	18,026
Short-term contingent consideration	—	12,369
Total current liabilities	7,219	43,226
Long-term operating lease liabilities	—	330
Long-term contingent consideration	—	51,961
Warrant liabilities	20,591	32,150
Other long-term liabilities	556	1,570
Total liabilities	28,366	129,237
Mezzanine equity:
Series C Preferred Stock, $0.001 par value, 294,370 shares and no shares designated as of September 30, 2026 and December 31, 2025, respectively; 211,301.868 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	143,811	—
Stockholders’ equity (deficit):	—
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,017,063 and 278,627 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)	1	—
Additional paid in capital(1)	462,082	418,987
Accumulated other comprehensive (loss) income	(17)	5,750
Accumulated deficit	(527,771)	(460,451)
Total stockholders’ equity (deficit)	(65,705)	(35,714)
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$106,472	$93,523

(1) Adjusted prior period common stock and additional paid-in-capital to reflect the 1-for-10 reverse stock split effected on April 10, 2026 and the 1-for-20 reverse stock split effected on June 29, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRULYA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$5,851	$8,083	$18,158	$22,781
Acquired in-process research and development	—	—	59,000	—
General and administrative	9,022	3,281	29,919	11,412
Gain on Orphai Acquisition	—	—	(1,305)	—
Gain on sale of subsidiary	(1,731)	—	(1,731)	—
Intangible asset impairment charge	—	—	67,808	—
Fair value adjustment for contingent consideration	—	2,066	(64,330)	4,522
Total operating expenses	13,142	13,430	107,519	38,715
Loss from operations	(13,142)	(13,430)	(107,519)	(38,715)
Fair value adjustment for debt	—	(549)	12,168	(1,494)
Fair value adjustment for warrants	(14,308)	291	21,315	(4,173)
Warrant issuance costs	—	(42)	(874)	(914)
Interest income	1,024	300	1,768	1,017
Other (expense) income, net	(1,620)	(58)	255	(174)
Net loss before income tax expense	(28,046)	(13,488)	(72,887)	(44,453)
Income tax benefit (expense)	302	46	5,567	(68)
Net loss	(27,744)	(13,442)	(67,320)	(44,521)
Other comprehensive loss:
Foreign currency translation adjustments	1,094	125	(396)	6,386
Release of cumulative translation adjustment for sale of subsidiary	(5,329)	—	(5,329)	—
Unrealized (loss) gain on available-for-sale securities	(37)	12	(42)	(58)
Total comprehensive loss	$(32,016)	$(13,305)	$(73,087)	$(38,193)

Net loss per share – basic and diluted (1)	$(2.31)	$(49.83)	$(10.79)	$(184.60)
Weighted average shares of common stock and in-substance common stock outstanding – basic and diluted (1)	12,004,791	269,757	6,241,440	241,172

(1) Adjusted prior period net loss per share and weighted average of common shares outstanding to reflect the 1-for-10 reverse stock split effected on April 10, 2026 and the 1-for-20 reverse stock split effected on June 29, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRULYA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SERIES C PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share amounts)

For the three months ended September 30, 2026 and 2025
	Series C Preferred Stock		Common Stock(1)		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital(1)	Income / (Loss)	Deficit	Equity (Deficit)
Balance as of June 30, 2026	211,301.868	$143,811	1,017,063	$1	$460,447	$4,255	$(500,027)	$(35,324)
Stock based compensation	—	—	—	—	1,635	—	—	1,635
Foreign currency translation adjustment	—	—	—	—	—	1,094	—	1,094
Release of cumulative translation adjustment for sale of subsidiary	—	—				(5,329)		(5,329)
Unrealized loss on available for sale investments	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	(27,744)	(27,744)
Balance as of September 30, 2026	211,301.868	$143,811	1,017,063	$1	$462,082	$(17)	$(527,771)	$(65,705)

Balance as of June 30, 2025	—	$—	268,122	$—	$413,131	$6,156	$(407,551)	$11,736
Issuance of common stock in connection with the ATM offerings, net	—	—	4,354	—	1,373	—	—	1,373
Stock based compensation	—	—	—	—	1,255	—	—	1,255
Foreign currency translation adjustment	—	—	—	—	—	125	—	125
Unrealized gain on available for sale investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(13,442)	(13,442)
Balance as of September 30, 2025	—	$—	272,476	$—	$415,759	$6,293	$(420,993)	$1,059

(1) Adjusted prior period common stock and additional paid-in-capital to reflect the 1-for-10 reverse stock split effected on April 10, 2026 and the 1-for-20 reverse stock split effected on June 29, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRULYA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SERIES C PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share amounts)

For the nine months ended September 30, 2026 and 2025
	Series C Preferred Stock		Common Stock(1)		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital(1)	Income / (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2025	—	$—	278,627	$—	$418,987	$5,750	$(460,451)	$(35,714)
Issuance of common stock in connection with the ATM offerings, net	—	—	526,435	1	20,337	—	—	20,338
Issuance of common stock on exercise of pre-funded warrants, net	—	—	9,989	—	340	—	—	340
Issuance of common stock in connection with the Orphai Acquisition	—	—	162,971	—	3,242	—	—	3,242
Issuance of Series C Preferred Stock in connection with the Orphai Acquisition	67,101.235	48,146	—	—	—	—	—	—
Issuance of Series C Preferred Stock in connection with private placement offering, net of issuance costs	144,200.633	95,665	—	—	—	—	—	—
Fractional shares round up due to June 2026 Reverse Stock Split	—	—	39,041	—	—	—	—	—
Fair value of replacement awards issued as consideration in Orphai Acquisition	—	—	—	—	4,161	—	—	4,161
Stock based compensation	—	—	—	—	15,015	—	—	15,015
Foreign currency translation adjustment	—	—	—	—	—	(396)	—	(396)
Release of cumulative translation adjustment for sale of subsidiary	—	—				(5,329)		(5,329)
Unrealized loss on available for sale investments	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(67,320)	(67,320)
Balance as of September 30, 2026	211,301.868	$143,811	1,017,063	$1	$462,082	$(17)	$(527,771)	$(65,705)

Balance as of December 31, 2024	—	$—	220,009	$—	$406,653	$(35)	$(376,472)	$30,146
Issuance of common stock and warrants in private placement offering, net	—	—	33,360	—	746	—	—	746
Issuance of common stock in connection with the ATM offerings, net	—	—	18,187	—	4,263	—	—	4,263
Issuance of common stock on exercise of stock options and vesting of restricted stock units	—	—	920	—	183	—	—	183
Stock based compensation	—	—	—	—	3,914	—	—	3,914
Foreign currency translation adjustment	—	—	—	—	—	6,386	—	6,386
Unrealized loss on available for sale investments	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	(44,521)	(44,521)
Balance as of September 30, 2025	—	$—	272,476	$—	$415,759	$6,293	$(420,993)	$1,059

(1) Adjusted prior period common stock and additional paid-in-capital to reflect the 1-for-10 reverse stock split effected on April 10, 2026 and the 1-for-20 reverse stock split effected on June 29, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRULYA THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(67,320)	$(44,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	15,015	3,914
Depreciation and amortization	92	103
Loss on disposal of property and equipment	9	—
Change in the fair value of contingent consideration liabilities	(64,330)	4,522
Change in fair value of debt, net	(12,197)	1,318
Change in fair value of warrants	(21,315)	4,173
Gain on settlement of accounts payable	(3,765)	—
Intangible asset impairment charge	67,808	—
Acquired in-process research and development from the Orphai Acquisition	59,000	—
Gain on Orphai Acquisition	(1,305)	—
Gain on sale of subsidiary	(1,731)	—
Amortization of discount on available-for-sale investments	(604)	(826)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	3,752	214
Right of use assets, operating leases and operating lease liabilities	—	80
Other assets	1,062	(607)
Accounts payable	3,153	214
Accrued expenses and other current liabilities	(12,912)	525
Other liabilities	(766)	(53)
Net cash used in operating activities	(36,354)	(30,944)
Cash flow from investing activities:
Purchase of investments	(64,915)	(29,496)
Proceeds from maturities of investments	12,000	45,000
Purchase of property and equipment	(71)	(348)
Net cash assumed in the Orphai Acquisition	8,001	—
Net cash outflow from sale of subsidiary	(2,804)	—
Net cash (used in) provided by investing activities	(47,789)	15,156
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	—	183
Proceeds from issuance of common stock, common warrants, and pre-funded warrants pursuant to June 2025 private placement offering, net of issuance costs	—	11,426
Proceeds from issuance of Series C Preferred Stock and Financing Warrants pursuant to May 2026 private placement offering, net of issuance costs	103,639	—
Issuance of common stock in connection with the ATM offerings, net of issuance costs	20,338	4,266
Repayment of debt	(5,545)	—
Cash settlement of common warrants	(66)	—
Net cash provided by financing activities	118,366	15,875
Effect of exchange rate changes on cash	(211)	153
Net increase in cash and cash equivalents	34,012	240
Cash and cash equivalents at beginning of period	5,809	6,212
Cash and cash equivalents at end of period	$39,821	$6,452

Supplemental disclosures of cash flow and non-cash information:
Cash paid for interest	$29	$176
Noncash exercise of pre-funded warrants	$340	$—
Common stock and Series C Preferred Stock issued in connection with Orphai Acquisition	$51,388	$—
Fair value of replacement awards issued as consideration in the Orphai Acquisition	$4,161	$—
Net liabilities assumed in connection with Orphai Acquisition	$9,283	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IRULYA THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization

Description of Business

IRulya Therapeutics Inc. (formerly known as Quince Therapeutics, Inc.) ("IRulya" or the "Company") is a clinical-stage biopharmaceutical company developing a novel disease modifying therapeutic to address the significant unmet medical need associated with pulmonary disorders with few, if any, treatment options available.

On May 18, 2026, the Company completed the Orphai Acquisition in accordance with the terms of the Merger Agreement.

Effective October 9, 2026, the Company changed its name from Quince Therapeutics, Inc. to IRulya Therapeutics Inc. The Company’s lead product candidate is LAM-001, a proprietary investigational inhaled dry powder formulation of rapamycin whose differentiated characteristics may permit treatment of conditions associated with dysfunctional mammalian target of rapamycin ("mTOR") activity that cannot be adequately treated using a systemically delivered formulation, including oral solution or tablets. The Company is currently evaluating the use of LAM-001 as a treatment for patients with pulmonary hypertension associated with interstitial lung disease ("PH-ILD"), for patients with bronchiolitis obliterans syndrome post lung transplant ("BOS"), and for patients with sarcoidosis associated pulmonary hypertension ("SAPH"), each severe, progressive and often life-threatening indications with few therapeutic alternatives of significant clinical benefit. The Company currently maintains ownership rights in additional drug candidates, AIT-101 and AIT-102.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2026, the Company had an accumulated deficit of $527.8 million. Since inception through September 30, 2026, the Company has funded operations primarily with the net proceeds from the sale of its securities, from the net proceeds from the Company’s initial public offering (the "IPO") and from the net proceeds of private investments in public equity transactions (collectively known as "PIPE Financings"). In May 2026, the Company completed a private placement financing of the Company’s Series C Non-Voting Convertible Preferred Stock (the "Series C Preferred Stock") and warrants to purchase shares of Series C Preferred Stock, providing $115.0 million in gross upfront proceeds, with the potential to receive up to an additional $72.0 million in gross proceeds upon the exercise of the warrants (with an additional up to $11.0 million in gross proceeds available upon the exercise of warrants issued to former Orphai stockholders).

The Company will need additional financing to support its continuing operations and pursue its current strategy. Until such time, if ever, as the Company can generate product revenue, the Company expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

As of September 30, 2026, the Company had cash, cash equivalents, and investments of $105.2 million. The Company expects that its current cash, cash equivalents, and investments as of September 30, 2026 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements.

On October 6, 2026, the Company obtained stockholder approval for the automatic conversion of its Series C Preferred Stock into Common Stock in accordance with Nasdaq listing rules. On October 9, 2026, 188,930.369 shares of Series C Preferred Stock automatically converted into an aggregate of 9,824,407 shares of common stock. Such shares were thereafter retired and, as a result, 188,930.369 shares were reinstated as authorized but unissued shares of preferred stock.

Conversion of the Series C Preferred Stock is subject to beneficial ownership limitations that prevent any holder from converting shares if such conversion would result in the holder and its affiliates beneficially owning more than a specified beneficial ownership limitation set by each holder (not to exceed 19.99%) of the Company’s outstanding common stock. As of November 5, 2026, 22,371.499 shares of Series C Preferred Stock remain outstanding as a result of these provisions.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of IRulya Therapeutics Inc. and its current wholly owned subsidiaries, as well as activity for Quince SPA, the Company’s former subsidiary that was sold in September 2026 (discussed in more detail in Note 17). All intercompany balances and transactions have been eliminated upon consolidation.

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

The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of Series C Preferred Stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Form 10-K filed with the SEC on April 10, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

Reverse Stock Splits

On June 29, 2026, the Company effected a 1-for-20 reverse stock split of its outstanding common stock (the "June 2026 Reverse Stock Split"). The June 2026 Reverse Stock Split became effective as of 11:59 p.m., Eastern Time, on June 29, 2026 and the Company’s common stock began trading on the Nasdaq Stock Market on a split-adjusted basis on June 30, 2026. The June 2026 Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock.

On April 10, 2026, the Company effected a 1-for-10 reverse stock split of its outstanding common stock (the "April 2026 Reverse Stock Split"). The April 2026 Reverse Stock Split became effective as of 11:59 p.m., Eastern Time, on April 10, 2026 and the Company’s common stock began trading on the Nasdaq Stock Market on a split-adjusted basis on April 13, 2026. The April 2026 Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock.

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

Foreign Currency Translation and Transactions

Prior to its sale of Quince SPA in September 2026 (discussed in more detail in Note 17), the functional currency of the Company’s wholly-owned international subsidiary was the Euro. Prior to the dissolution of the Company's Australian subsidiary, the functional currency of that subsidiary was the Australian Dollar. As of September 30, 2026, the Company has no international subsidiaries. Through the dates of the sale and dissolution, the Company's financial results and financial position were translated into U.S. dollars using exchange rates at balance sheet dates for assets and liabilities and using average exchange rates for income and expenses. The resulting translation differences are presented as a separate component of accumulated other comprehensive income (loss), as a separate component of equity.

Foreign currency transactions were translated into the functional currencies using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses, resulting from the settlement of such transactions and from the re-measurement of monetary assets and liabilities denominated in foreign currencies using exchange rates at balance sheet date and non-monetary assets and liabilities using historical exchange rates, are recognized in the condensed consolidated statements of operations and comprehensive loss.

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

The Company also evaluates whether the acquired entity is a variable interest entity ("VIE") under ASC 810, Consolidation. If the acquired entity is a VIE, the primary beneficiary is identified as the accounting acquirer. See Note 3 for further details.

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

If the preferred stock is classified as mezzanine equity, the Company further evaluates whether the preferred stock is currently redeemable or probable of becoming redeemable to determine whether the carrying value should be remeasured to its redemption value as of each balance sheet date. See Note 9 for further details.

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

Indefinite lived Intangible Assets

Intangible assets with an indefinite useful life are not amortized. Intangible assets acquired in a business combination or an acquisition that are used in research and development activities (regardless of whether they have an alternative future use) shall be considered indefinite lived until the completion or abandonment of the associated research and development efforts. Intangible assets acquired in an asset acquisition with no alternative future use are allocated a portion of the consideration transferred and charged to expenses at the acquisition date. Intangible assets acquired in a business combination are initially recorded at fair value. During the period that those assets are considered indefinite lived, they shall not be amortized but shall be tested for impairment. Once the research and development efforts are completed or abandoned, the entity shall determine the useful life of the assets. An indefinite lived intangible asset shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the intangible assets exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the intangible asset. Qualitative factors to be considered include but are not limited to:

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

Following the January 2026 clinical readout of the Company’s Phase 3 NEAT study, the Company discontinued development of encapsulated dexamethasone sodium phosphate encapsulated in the patient’s own red blood cells (“eDSP”), its product candidate prior to the Orphai Acquisition, for the treatment of Ataxia-Telangiectasia (“A-T”) and other therapeutic indications. As a result, the Company abandoned the related in-process research and development (“IPR&D”) and recorded an impairment charge to reduce its carrying value to zero.

Intangible assets acquired in an asset acquisition that are used in research and development activities (regardless of whether they have an alternative future use) shall be considered indefinite lived until the completion or abandonment of the associated research and development efforts.

Contingent Consideration

The Company determined the fair value of contingent consideration related to the Company's acquisition of EryDel in October 2023 using a probability-weighted discounted cash flow method, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows, during the contingent consideration period, appropriately discounted considering the uncertainties associated with the earnout obligation, and calculated in accordance with the terms of the definitive agreement. The liability for the contingent consideration was initially established at the time of the acquisition and was evaluated on a quarterly basis based on additional information as it became available. Any change in the fair value adjustment was recorded in the earnings of that period. Changes in the fair value of the contingent consideration obligations resulted from changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement. As a result of the clinical readout of the Phase 3 NEAT study in January 2026, which led the Company to discontinue development of eDSP, the criteria for the contingent consideration payments will not be met, resulting in the related liability being reduced to zero.

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

Premiums (discounts) are amortized (accreted) over the life of the related investment as an adjustment to yield using the straight-line interest method. Dividend and interest income are recognized when earned. These amounts are recorded in interest income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

For warrants that meet all criteria for equity classification, the warrants are recorded as a component of additional paid-in capital in the condensed consolidated balance sheets at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized within the condensed consolidated statements of operations. The fair value of the warrants is estimated using the Black-Scholes option pricing model. See Note 11 for further details.

Recently Adopted Accounting Pronouncements

There were no new accounting standards adopted during the three and nine months ended September 30, 2026.

Recent Accounting Pronouncements Not Yet Adopted

The following are new accounting pronouncements that the Company is evaluating for future impacts on its financial statements:

ASU 2024-03, Disaggregation of Income Statement Expenses ("DISE"). In November 2024, the FASB issued a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is evaluating the disclosure requirements related to the new standard.

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

Note 3. Asset Acquisition

Acquisition of Orphai Therapeutics

On May 18, 2026, the Company acquired Orphai pursuant to the Merger Agreement. Under the terms of the Merger Agreement, following closing of the Orphai Acquisition, the Company issued to holders of Orphai, an aggregate of (i) 162,971 shares of the Company’s common stock and (ii) 67,101.235 shares of Series C Preferred Stock, each share of which is convertible into 52 shares of common stock, subject to certain conditions.

Under the terms of the Merger Agreement, options to purchase Orphai common stock were assumed by the Company and were converted into options to purchase an aggregate of 1,308,804 shares of common stock, which options were subject to exercise restrictions prior to obtaining approval during a special meeting of stockholders, which approval was received on October 6, 2026. See Note 18 for further details. In addition, the Company issued to holders of Orphai warrants (the "Acquisition Warrants") to purchase an aggregate of 10,964.505 shares of Series C Preferred Stock (or 570,169 shares on an as-converted-to-common basis, and without giving effect to any beneficial ownership limitations), at an exercise price of $996.90 per share of Series C Preferred Stock (or $19.17 per share on an as-converted-to-common basis). On October 9, 2026, each share of Series C Preferred Stock automatically converted into 52 shares of common stock, subject to certain beneficial ownership limitations established by each holder. See Note 18 for additional information.

On May 18, 2026, concurrent with the Orphai Acquisition, the Company entered into a securities purchase agreement (the "May 2026 Securities Purchase Agreement") for a private placement financing with new and returning investors to raise up to $187.0 million in gross proceeds, which includes $115.0 million in upfront proceeds and up to an additional approximately $72.0 million upon exercise of accompanying warrants (with an additional up to $11.0 million in gross proceeds available upon the exercise of warrants issued to former Orphai stockholders) in which the investors were issued approximately 144,200.633 shares of Series C Preferred Stock (convertible into an aggregate of 7,498,447 shares of common stock, without giving effect to any beneficial ownership limitations) at a price of $797.50 per share, and accompanying warrants (the "Financing Warrants") to purchase up to 72,100.322 shares of Series C Preferred Stock (or 3,749,231 shares, on an as-converted-to-common basis and without giving effect to any beneficial ownership limitations) at an exercise price of $996.90 per share (or $19.17 per share on an as-converted-to-common basis) (the "May 2026 Financing"). For additional information relating to the May 2026 Financing, see Notes 4, 9, 10, and 11 to these unaudited condensed consolidated financial statements.

The Orphai Acquisition was accounted for as an asset acquisition as Orphai did not meet the definition of a business under ASC Topic 805, Business Combinations ("ASC 805") as substantially all of its value was in the IPR&D asset. Accordingly, the acquired net assets and assumed net liabilities of Orphai are recorded as of the Orphai Acquisition closing date at their fair value. The Company was determined to be the accounting acquirer based upon the terms of the Orphai Acquisition. Orphai was determined to be a variable interest entity ("VIE") as it was insufficiently capitalized to fund future operations, where the Company is the primary beneficiary. As such, the acquisition costs of $2.1 million were expensed and not capitalized as part of the purchase price in accordance with ASC 805. In addition, the excess of the consideration transferred, and the fair value of the net asset acquired, IPR&D, and net liabilities assumed were recorded as an asset acquisition gain and included in the gain on Orphai Acquisition line item in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the estimated fair value of the consideration transferred of $56.9 million (in thousands):

Common stock consideration (a)	$3,242
Preferred stock consideration (b)	48,146
Warrant consideration (c)	1,315
Assumed share-based awards (d)	4,161
Fair value of total consideration transferred	$56,864

(a)
The fair value of consideration transferred was based on 162,971 shares of common stock issued multiplied by the closing price of IRulya common stock on the acquisition date of May 18, 2026.

(b)
The fair value of 67,101.235 shares of Series C Preferred Stock was based on the fair value of the Series C Preferred Stock issued in the May 2026 Financing. For additional information, see Note 9 to these unaudited condensed consolidated financial statements.

(c)
The fair value of the warrants issued was determined by utilizing the Black-Scholes option pricing model. IRulya issued 10,964.505 warrants of Series C Preferred Stock. For additional information, see Note 11 to these unaudited condensed consolidated financial statements.

(d)
Each outstanding and unexercised option award to purchase shares of Orphai common stock was converted into an option award in respect of a number of shares of common stock of the Company. The calculation of consideration transferred includes the portion of the fair-value-based measure of the acquiree awards that relates to the pre-combination service period. The excess value of the replacement IRulya awards as well as the fair-value-based measure of the acquiree award related to the post combination service period will be recorded as post combination compensation cost over the remaining service term.

The following table summarizes the allocation of the estimated fair value of the consideration transferred to the net assets acquired and liabilities assumed, with the excess recorded to gain on acquisition (in thousands):

Assets acquired:
Cash and cash equivalents	$8,001
Prepaid expenses and other current assets	451
In-process research and development (e)	59,000
Total assets acquired	67,452
Liabilities assumed:
Trade payables	(3,097)
Accrued expenses and other current liabilities	(6,186)
Total liabilities assumed	(9,283)
Fair value of assets acquired and liabilities assumed	58,169
Gain on Orphai Acquisition	$1,305

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

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the nine months ended September 30, 2026 and the year ended December 31, 2025.

The Company had elected the fair value option for the unsecured line of credit between EryDel and the European Investment Bank (the "EIB" and such loan, the "EIB Loan") guaranteed by the Company in connection with the EryDel Acquisition. The Company had adjusted the EIB Loan to fair value through the change in fair value of debt in the accompanying condensed consolidated statements of operations and comprehensive loss. Subsequent unrealized gains and losses on items for which the fair value option is elected were reported in earnings. The Company will break out any change in value due to credit loss in accumulated other comprehensive loss. For the three and nine months ended September 30, 2026 and year ended December 31, 2025, there was no change in value due to credit loss. In March 2026, the EIB agreed to a full settlement of all obligations associated with the loan with a single payment of 4.8 million euros ($5.5 million) which was paid on March 30, 2026. See Note 8 for further details.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2026 and December 31, 2025 are presented in the following tables (in thousands):

	Fair Value Measurements as of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$11,118	$11,118	$—	$—
Government and agency notes	93,414	—	93,414	—
Total Assets	$104,532	$11,118	$93,414	$—
Liabilities:
Acquisition Warrants	2,717	—	—	2,717
Financing Warrants	17,874	—	—	17,874
Total	$20,591	$—	$—	$20,591

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,402	$4,402	$—	$—
Government and agency notes	11,943	—	11,943	—
Total Assets	$16,345	$4,402	$11,943	$—
Liabilities:
Short-term contingent consideration	$12,369	—	—	12,369
Long-term contingent consideration	51,961	—	—	51,961
Debt	18,026	—	—	18,026
Common warrants	25,452	—	—	25,452
Pre-Funded warrants	6,698	—	—	6,698
Total Liabilities	$114,506	$—	$—	$114,506

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

Level 3 Assets and Liabilities

Contingent Consideration

The following table reflects the changes in present value of acquisition related accrued earnouts of contingent consideration liability using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025 (in thousands):

	September 30, 2026	September 30, 2025
Beginning balance	$64,330	$56,691
Change in fair value	(64,330)	4,522
Ending balance	$—	$61,213

The contingent consideration arrangement required the Company to pay up to $485.0 million of additional consideration in cash, comprised of up to $5.0 million upon the enrollment of the first patient in the Phase 3 NEAT clinical trial, which was paid in 2024, $25.0 million at NDA acceptance, up to $60.0 million upon the achievement of specified approval milestones, and up to $395.0 million upon the achievement of specified on market and sales milestones. As a result of the clinical readout of the Phase 3 NEAT study in January 2026, which led the Company to discontinue development of eDSP, the criteria for the contingent consideration payments will not be met, resulting in the related liability being reduced to zero during the nine months ended September 30, 2026.

To estimate the fair value of the contingent consideration, the Company used a probability-weighted discounted cash flow model with an expected present value valuation technique with significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The estimates of fair value are uncertain and changes in the estimated inputs may result in significant adjustments to the fair value. The unobservable inputs consisted of the expected timing of milestone completion dates, probability of achievement, and discount rate. The change in the fair value of the contingent consideration during the nine months ended September 30, 2025 is primarily due to the expected timing of achieving various milestones, and the passage of time related to the contingent consideration earnout resulting from the EryDel Acquisition.

The following table summarizes the assumptions used in the valuation of the contingent consideration in the period presented:

December 31, 2025
Expected timing of milestones completion dates	2026 - 2038
Discount rate	14.2%
Probability of achievement	1% - 56.5%

Debt

The following table presents the changes in the fair value of the Level 3 EIB Loan for the nine months ended September 30, 2026 and 2025 (in thousands):

	September 30, 2026	September 30, 2025
Beginning balance	$18,026	$14,321
Change in fair value	(12,168)	1,494
Interest payment	(29)	(176)
Settlement of debt	(5,545)	—
Due to foreign currency translation	(284)	1,881
Ending balance	$—	$17,520

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

Acquisition and Financing Warrants

In connection with the Orphai Acquisition, the Company issued to holders of Orphai warrants the Acquisition Warrants to purchase 10,964.505 shares of Series C Preferred Stock (or 570,169 shares on an as-converted-to-common basis, and without giving effect to any beneficial ownership limitations), at an exercise price of $996.90 per share of Series C Preferred Stock (or $19.17 per share on an as-converted-to-common basis).

Concurrent with the May 2026 Securities Purchase Agreement, the Company issued the Financing Warrants to purchase up to 72,100.322 shares of Series C Preferred Stock (or 3,749,231 shares, on an as-converted-to-common basis and without giving effect to any beneficial ownership limitations) at an exercise price of $996.90 per share (or $19.17 per share on an as-converted-to-common basis). Each Financing Warrant will be exercisable beginning on the trading day following the earlier of the Company’s public announcement of (a) top line data from the ongoing LAM-001 Phase 2 trial in Bronchiolitis Obliterans Syndrome (the "LAM-001 Trial") and (b) the termination or suspension of the LAM-001 Trial and through the 30th day following such public announcement and will be exercisable at a price equal to $996.90 per share of Series C Preferred Stock (or $19.17 per share on an as-converted-to-common basis) for up to an additional approximately $72.0 million in additional proceeds if exercised in full (with an additional up to $11.0 million in gross proceeds available upon the exercise of warrants issued to former Orphai stockholders).

The Acquisition and Financing Warrants became exercisable for common stock following the Company’s receipt of stockholder approval on October 6, 2026 for the conversion of the Series C Preferred Stock issued in the Orphai Acquisition in accordance with Nasdaq Listing Rules, among other related acquisition matters, subject to certain beneficial ownership limitations. See Note 18 for further details.

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

The following table summarizes key inputs used in the valuation of the liability classified Acquisition and Financing Warrants as of the periods presented:

	As of Acquisition and Financing Warrants issuance date	As of September 30, 2026
Expected term	0.75 years	0.34 years
Warrant exercise price	$19.17	$19.17
Risk-free interest rate	3.70%	4.27%
Expected volatility	80.00%	70.92%

The following table presents the changes in the fair value of the Level 3 liability classified Acquisition and Financing Warrants for the nine months ended September 30, 2026:

	Acquisition Warrants	Financing Warrants
Balance as of December 31, 2025	$—	$—
Issuance of warrants	1,315	8,847
Change in fair value of warrants	1,402	9,027
Balance as of September 30, 2026	$2,717	$17,874

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

The following table presents the changes in the fair value of the Level 3 liability classified June 2025 Warrants for the nine months ended September 30, 2026:

(in thousands)
Balance as of December 31, 2025	$32,150
Exercise of pre-funded warrants and reclassification to equity	(340)
Payout of common warrants	(66)
Change in fair value of warrants	(31,744)
Balance as of September 30, 2026	$—

Note 5. Cash, Cash Equivalents and Investments

The following tables categorize the fair values of cash, cash equivalents and investments measured at fair value on a recurring basis on the condensed consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$709	$1,407
Money market funds	11,118	4,402
Government and agency notes	27,994	—
Total cash and cash equivalents	$39,821	$5,809

Short-term investments:
Government and agency notes	65,420	11,943
Total short-term investments	$65,420	$11,943

The Company's investments are classified as available-for-sale securities. As of September 30, 2026, the weighted average remaining contractual maturities of available-for-sale securities was approximately 1.7 months. The unrealized gain (loss) activity related to the Company’s available-for-sale securities is included in the Company’s accumulated other comprehensive (loss) income. There were no significant realized gains or losses recognized on the sale or maturity of available-for-sale securities for the three and nine months ended September 30, 2026 and 2025, and as a result, the Company did not reclassify any significant amounts out of accumulated other comprehensive (loss) income. No other-than-temporary impairments on these securities were recognized for the three and nine months ended September 30, 2026 and 2025.

The Company periodically assesses its investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. There have been no impairments or credit losses related to available-for-sale securities for the three and nine months ended September 30, 2026 and 2025.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in interest and other income, net in the statement of operations and comprehensive loss. If neither criterion is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense), net.

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

The following table summarizes the available-for-sale securities (in thousands):

	Fair Value Measurements as of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$11,118	$—	$—	$11,118
Government and agency notes	93,451	—	(37)	93,414
Total cash equivalents and investments	$104,569	—	$(37)	$104,532

Classified as:
Cash equivalents				$39,112
Short-term investments				65,420
Total cash equivalents and investments				$104,532

	Fair Value Measurements as of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$4,402	$—	$—	$4,402
Government and agency notes	11,938	5	—	11,943
Total cash equivalents and investments	$16,340	$5	$—	$16,345

Classified as:
Cash equivalents				$4,402
Short-term investments				11,943
Total cash equivalents and investments				$16,345

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid research and development expenses	$373	$578
Short-term VAT receivable, net	—	3,622
Prepaid insurance	80	635
Prepaid expenses	538	255
Other current assets	65	54
Total prepaid expenses and other current assets	$1,056	$5,144

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer equipment	$80	$66
Computer software	8	32
Lab equipment	—	1,076
Leasehold improvement	—	38
Office furniture	—	227
Less: accumulated amortization and depreciation	(19)	(844)
Property and equipment, net	$69	$595

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Personnel expenses	$3,004	$3,138
Research and development expenses	1,813	6,966
Professional fees	896	181
Current portion of operating lease liabilities	—	115
Other	53	208
Total accrued expenses and other current liabilities	$5,766	$10,608

During the nine months ended September 30, 2026, the Company entered into settlement agreements with vendors pursuant to which they relinquished amounts owed by the Company. This resulted in a $3.8 million gain on settlement of accounts payable for the nine months ended September 30, 2026, which is reflected in the condensed consolidated statements of operations and comprehensive loss within research and development.

For the nine months ended September 30, 2026 and 2025, the severance accrual activity was as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Beginning accrued severance	$42	$—
Incurred during the period	3,203	413
Severance paid during the period	(3,127)	(269)
Ending accrued severance	$118	$144

During the nine months ended September 30, 2026 and 2025, the Company incurred severance costs related to personnel separation, reflecting payments made and accrued to departing employees.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Federal and state taxes payable	$553	$773
Foreign taxes payable	3	691
Other long-term liabilities	—	106
Total other long-term liabilities	$556	$1,570

Note 7. Leases

In January 2024, the Company renegotiated its lease agreement for office space in Medolla, in the Province of Modena, Italy (the "Medolla Lease Agreement"). The new Medolla Lease Agreement includes additional space and commenced on February 1, 2024, to end on January 31, 2030, replacing the previous Medolla Lease Agreement, which commenced in June 2018. In June 2026, the Medolla Lease was terminated, and the Company recognized an immaterial loss in connection with the termination.

The Company recognizes lease expense on a straight-line basis over the term of its operating lease. During the three months ended September 30, 2026, the Company recorded no lease expense. During the nine months ended September 30, 2026, the Company recorded lease expense of $0.1 million. During the three and nine months ended September 30, 2025, the Company recorded lease expense of $38 thousand and $0.1 million, respectively.

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

There are no future minimum lease payments under lease agreements as of September 30, 2026.

Note 8. Debt

In connection with the acquisition of EryDel on October 20, 2023, the Company became a guarantor in respect of the EIB Loan. The EIB Loan was amended and restated as of the acquisition date (the "Amendment"). The EIB Loan provided for maximum borrowings of 30.0 million euro through four tranches; tranche A, 3.0 million euro; tranche B, 7.0 million euro; tranche C, 10.0 million euro; and tranche D, 10.0 million euro. Each tranche was subject to conditions precedent related to the Company’s business and capitalization. Only tranches A and B were drawn. All amounts due under tranche A and B were payable on their maturity date of August 2026. Interest accrued at fixed rates for each tranche and was payable on the maturity date for each tranche (with the exception of 2% cash interest which was accrued and payable quarterly during fiscal year 2025 pursuant to the terms of the Amendment, which correspondingly reduced the deferred interest rate accruing during such period). The fixed rates ranged from 7.0% to 9.0% per annum.

The Company had elected to account for the EIB Loan at fair value, which required the EIB Loan to be recorded at fair value at issuance and at the end of each reporting period. Foreign currency translation for the period was recorded in foreign currency translation adjustments in the condensed consolidated statements of operations and comprehensive loss. The Company presented separately in other comprehensive loss the portion of the total change in the fair value of the EIB Loan that results from a change in instrument-specific credit risk. The EIB Loan’s fair value at the date it was assumed adjusted its carrying value based on using a discounted cash flow analysis with a discount rate based on a yield curve that was adjusted for credit rating.

In March 2026, the EIB agreed to a full settlement of all obligations associated with the loan with a single payment of 4.8 million euros ($5.5 million) which was paid on March 30, 2026.

For the nine months ended September 30, 2026, the Company paid 25 thousand euros ($29 thousand) in interest payments.

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

On October 6, 2026, the Company obtained stockholder approval of the conversion of the Series C Preferred Stock issued in the Orphai Acquisition in accordance with Nasdaq Listing Rules, among other related acquisition matters and, on October 9, 2026, the

Series C Preferred Stock automatically converted into common stock, subject to beneficial ownership limitations. See Note 18 for further details.

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

The Series C Preferred Stock is not redeemable. However, if the Company had failed to obtain stockholder approval within six months of the initial issuance of Series C Preferred Stock, shares of Series C Preferred Stock would have become eligible for cash settlement at the option of the holder equal to the fair value of such undelivered shares. Furthermore, if after a holder of any remaining outstanding Series C Preferred Stock elects to convert such shares into common stock and the Company fails to deliver such shares of common stock by the applicable share delivery date, then, subject to limited exceptions, such holder may request that the Company pay cash equal to the fair value of such undelivered shares.

Given the cash settlement feature described above and the fundamental transaction provisions of the Series C Preferred Stock, the Series C Preferred Stock was classified as mezzanine equity on the condensed consolidated balance sheets.

Note 10. Stockholders’ Equity

Common Stock

On June 4, 2025, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of common stock from 100,000,000 to 250,000,000. On October 6, 2026, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of common stock from 250,000,000 to 275,000,000. See Note 18 for further details.

ATM Program

On December 18, 2024, the Company entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the "Agents"), relating to the sale of shares of the Company's common stock. In accordance with the terms of this agreement, the Company could offer and sell up to $21.9 million of shares of common stock. In October 2025, the Company increased the total amount available under the at-the-market offering program (the "ATM program") to $75.0 million.

During the nine months ended September 30, 2026, the Company utilized its ATM program to raise net proceeds of approximately $20.3 million by issuing 526,435 shares of common stock. As of September 30, 2026, $47.5 million remained available to be utilized under the ATM program. No amounts were sold under the ATM program since the merger closed.

May 2026 Private Placement

On May 18, 2026, concurrent with the Orphai Acquisition, the Company entered into the May 2026 Securities Purchase Agreement for a private placement financing with new and returning investors to raise up to $187.0 million in gross proceeds, which includes $115.0 million in gross upfront proceeds, net of $11.4 million of offering costs, commissions, legal and other expenses for net proceeds from the offering of $103.6 million, and up to an additional approximately $72.0 million upon exercise of the Financing

Warrants (with an additional up to $11.0 million in gross proceeds available upon the exercise of warrants issued to former Orphai stockholders), in which the investors were issued approximately 144,200.633 shares of Series C Preferred Stock (convertible into an aggregate of 7,498,447 shares of common stock, without giving effect to any beneficial ownership limitations) at a price of $797.50 per share and Financing Warrants to purchase up to 72,100.322 shares of Series C Preferred Stock (or 3,749,231 shares, on an as-converted-to-common basis and without giving effect to any beneficial ownership limitations) at an exercise price of $996.90 per share (or $19.17 per share on an as-converted-to-common basis). For additional information, see Note 3, 9, and 11 to these unaudited condensed consolidated financial statements.

June 2025 Private Placement

On June 12, 2025, the Company entered into a Securities Purchase Agreement (the "June 2025 Securities Purchase Agreement"), with certain institutional investors (the "Investors") and certain members of the Company’s management (together with the Investors, the "June 2025 Purchasers") pursuant to which the Company issued and sold to the June 2025 Purchasers in a private placement ("June 2025 Private Placement"): (i) 33,360 shares (the "Shares") of its common stock, (ii) pre-funded warrants (the "Pre-Funded Warrants") to purchase up to an aggregate of 10,000 shares of common stock, and (iii) accompanying warrants to purchase up to an aggregate of 43,360 shares of common stock (the "Common Warrants"), for aggregate gross proceeds of approximately $11.5 million (excluding up to approximately $10.4 million of aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Common Warrants issued in the June 2025 Private Placement), before deducting placement agent fees and other expenses payable by the Company. In May 2026, all of the Common Warrants issued in connection with the June 2025 Private Placement were terminated in connection with the consummation of the Orphai Acquisition.

Note 11. Warrants

Acquisition and Financing Warrants

On May 18, 2026, under the Merger Agreement, the Company issued Acquisition Warrants to holders of Orphai warrants to purchase up to an aggregate of 10,964.505 shares of Series C Preferred Stock (or 570,169 shares on an as-converted-to-common basis, without giving effect to any beneficial ownership limitations), at an exercise price of $996.90 per share of Series C Preferred Stock (or $19.17 per share on an as-converted-to-common basis). In addition, on May 18, 2026, concurrent with the Orphai Acquisition, in connection with the May 2026 Financing, the Company issued Financing Warrants to investors in the May 2026 Financing to purchase up to an aggregate of 72,100.322 shares of Series C Preferred Stock (or 3,749,231 shares on an as-converted-to-common basis, without giving effect to any beneficial ownership limitations), at an exercise price of $996.90 per share of Series C Preferred Stock (or $19.17 per share on an as-converted-to-common basis).

In the aggregate, the Company issued warrants to purchase up to 83,064.827 shares of Series C Preferred Stock (or 4,319,400 shares on an as-converted-to-common basis).

The Acquisition and Financing Warrants do not become exercisable until the trading day following the earlier of the Company's public announcement of (a) top line data from the LAM-001 Trial or (b) the termination or suspension of the LAM-001 Trial, and remain exercisable only through the 30th day following such announcement. Prior to the Company's receipt of stockholder approval for the conversion of the Series C Preferred Stock issued in the Orphai Acquisition in accordance with Nasdaq Listing Rules, the Acquisition and Financing Warrants were exercisable only into shares of Series C Preferred Stock, which is itself subject to certain beneficial ownership limitations established by each holder. As a result of these provisions, the warrants failed the indexation guidance under ASC 815 and are classified as liabilities. The Acquisition and Financing Warrant liability was recorded at fair value as of the issuance date and is subject to remeasurement to estimated fair value at each balance sheet date until the warrants are exercised or expire, with changes in fair value recognized in the condensed consolidated statements of operations. On October 6, 2026, the Company obtained stockholder approval for the conversion of the Series C Preferred Stock and, accordingly, the Acquisition and Financing Warrants are exercisable for shares of common stock. See Note 18 for additional information.

The proceeds from the May 2026 Financing were first allocated to the full fair value of the Financing Warrants due to the liability classification. The fair value of the Financing Warrants at issuance was $8.8 million. The remaining proceeds of $103.6 million, before issuance costs, were allocated to the Series C Preferred Stock.

As of September 30, 2026, none of the Acquisition and Financing Warrants had been exercised, and 83,064.827 shares underlying the Acquisition and Financing Warrants remained outstanding. The following table is a summary of the Company's Acquisition and Financing Warrants outstanding as of September 30, 2026:

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

During the three and nine months ended September 30, 2026, the Company recognized a fair value loss of $14.3 million and a fair value gain of $21.3 million, respectively, related to the total warrants.

On January 29, 2026, all 10,000 shares of the Pre-Funded Warrants were exercised through a cashless exercise into 9,989 shares of the Company's common stock. In May 2026, all of the Common Warrants issued in connection with the June 2025 Private Placement were terminated in connection with the consummation of the Orphai Acquisition.

Note 12. Stock-Based Compensation

The Company operated five stock-based compensation plans as of September 30, 2026:

•
2019 Equity Incentive Plan (Quince)
•
2019 Equity Incentive Plan (Novosteo)
•
2022 Inducement Plan (Quince)
•
2013 Orphai Plan (Orphai)

•
2026 Orphai Plan (Orphai)

2019 Equity Incentive Plan (Quince)

On December 4, 2014, the Company’s stockholders approved the 2014 Stock Plan ("2014 Plan"), and on April 25, 2019 amended, restated and re-named the 2014 Plan as the 2019 Equity Incentive Plan (the "Quince 2019 Plan"), which became effective as of May 7, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The remaining shares available for issuance under the 2014 Plan were added to the shares reserved for issuance under the Quince 2019 Plan.

The Quince 2019 Plan provided for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Company’s employees, directors, and consultants. As of September 30, 2026, the Company had 78,309 shares available for future issuance under the Quince 2019 Plan.

Stock Options

Activity for service-based stock options under the Quince 2019 Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2025	51,454	$546.01	6.79	$18,844
Options granted	14,174	604.12	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(11,058)	706.23	—	—
Balance as of September 30, 2026	54,570	$528.64	7.38	$—
Options vested and expected to vest as of September 30, 2026	54,570	528.64	7.38	—
Options exercisable as of September 30, 2026	30,427	$620.13	6.64	$—

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $0.8 million and $2.4 million, respectively, related to options granted to employees and non-employees pursuant to the Quince 2019 Plan. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $0.8 million and $2.5 million, respectively, related to options granted to employees and non-employees pursuant to the Quince 2019 Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2026, total unamortized employee stock-based compensation was $6.5 million, which is expected to be recognized over the remaining estimated vesting period of 1.1 years.

The weighted average grant date fair value per share of stock options granted pursuant to the Quince 2019 Plan during the nine months ended September 30, 2026 and 2025 was $507.87 and $419.66, respectively.

For the nine months ended September 30, 2026, in connection with the separation of employees as part of our restructuring activities, the Company extended the post-termination exercise window from 90 days to five years for separated employees and for those with consulting agreements allowed awards to continue vesting through term of the agreements. The Company recorded stock-based compensation expense related to the modification of these awards of $0.1 million.

2019 Equity Incentive Plan (Novosteo)

On May 19, 2022, in accordance with the terms of Agreement and Plan of Merger and Reorganization between the Company, Novosteo, Inc., and the other parties thereto, the Company assumed the 2019 Novosteo, Inc. Equity Incentive Plan (the "2019

Novosteo Plan"). The 2019 Novosteo Plan provided for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs, performance units, and performance shares to the Novosteo legacy employees. On the closing date, each outstanding Novosteo stock option granted under Novosteo’s equity compensation plans was converted into a corresponding stock option with the number of shares underlying such option and the applicable exercise price adjusted based on the exchange ratio of 0.0911. Each such converted stock option continues to be subject to substantially the same terms and conditions as applied to the corresponding Novosteo stock option prior to the acquisition.

As of September 30, 2026, the Company had 960 shares available for future issuance under the 2019 Novosteo Plan.

Activity for service-based stock options under the 2019 Novosteo Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2025	808	$110.00	6.23	$451
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of September 30, 2026	808	$110.00	5.48	$—
Options vested and expected to vest as of September 30, 2026	808	110.00	5.48	—
Options exercisable as of September 30, 2026	808	$110.00	5.48	$—

For the three and nine months ended September 30, 2026, the Company recognized no stock-based compensation expense and stock-based compensation expense of $44 thousand, respectively, related to options granted to employees and non-employees pursuant to the 2019 Novosteo Plan. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $49 thousand and $146 thousand, respectively, related to options granted to employees and non-employees pursuant to the 2019 Novosteo Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2026, there was no total unamortized employee stock-based compensation.

Restricted Stock Awards

There was no restricted stock awards activity during the nine months ended September 30, 2026.

For the three and nine months ended September 30, 2026, the Company recognized no stock-based compensation expense related to restricted stock awards. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $0.1 million and $0.3 million related to restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the award holder. No income tax benefits have been recognized in the condensed consolidated statement of operations and comprehensive loss for stock-based compensation arrangements. The fair value of vested restricted stock awards was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

2022 Inducement Plan

On May 9, 2022, the Company's Board of Directors approved 20,000 shares of common stock, that may be offered or issued under the Quince Therapeutics, Inc. 2022 Inducement Plan (the "2022 Inducement Plan"). The 2022 Inducement Plan was adopted by the independent members of the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules ("Nasdaq Rule 5635(c)(4)"). In accordance with Nasdaq Rule 5635(c)(4), awards under the 2022 Inducement Plan were only made to an employee who has not previously been an employee or member of the Board of Directors or of any board of directors of any parent or subsidiary of the Company, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms and conditions of the 2022 Inducement Plan are substantially similar to those of the Quince 2019 Plan.

As of September 30, 2026, the Company had 8,333 shares available for future issuance under the 2022 Inducement Plan.

Activity for service-based stock options under the 2022 Inducement Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2025	11,667	$596.00	6.39	863
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of September 30, 2026	11,667	$596.00	5.65	$—
Options vested and expected to vest as of September 30, 2026	11,667	596.00	5.65	—
Options exercisable as of September 30, 2026	11,667	$596.00	5.65	$—

For the three and nine months ended September 30, 2026, the Company recognized no stock-based compensation expense and stock-based compensation expense of $0.5 million, respectively, related to options granted to employees pursuant to the 2022 Inducement Plan. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $0.3 million and $1.0 million, respectively, related to options granted to employees pursuant to the 2022 Inducement Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2026, there was no total unamortized employee stock-based compensation.

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

Activity for service-based stock options under the 2013 Orphai Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2025	—	$—	—	—
Options assumed	118,257	17.99	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	(14,531)	96.49	—	—
Balance as of September 30, 2026	103,726	$7.00	6.33	2,911
Options vested and expected to vest as of September 30, 2026	103,726	7.00	6.33	2,911
Options exercisable as of September 30, 2026	98,327	$7.28	6.22	2,753

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $11 thousand and $0.5 million, respectively, related to options granted to employees and non-employees pursuant to the 2013 Orphai Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2026, total unamortized employee stock-based compensation was $0.1 million, which is expected to be recognized over the remaining estimated vesting period of 0.13 years.

The weighted average grant date fair value per share of stock options assumed during the nine months ended September 30, 2026 was $19.59.

Activity for service-based stock options under the 2026 Orphai Plan is as follows:

	Number of Options and Unvested Shares	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
				(In thousands)
Balance as of December 31, 2025	—	$—	—	—
Options assumed	1,190,547	14.71	—	—
Options exercised	—	—	—	—
Options cancelled / forfeited	—	—	—	—
Balance as of September 30, 2026	1,190,547	$14.71	9.60	$19,404
Options vested and expected to vest as of September 30, 2026	1,190,547	14.71	9.60	19,404
Options exercisable as of September 30, 2026	700,582	$13.48	9.58	$12,279

For the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $0.9 million and $11.5 million, respectively, related to options granted to employees and non-employees pursuant to the 2026 Orphai Plan. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements. As of September 30, 2026, total unamortized employee stock-based compensation was $9.6 million, which is expected to be recognized over the remaining estimated vesting period of 1.27 years.

The weighted average grant date fair value per share of stock options assumed during the nine months ended September 30, 2026 was $19.80.

Stock-Based Compensation Expense

The following table summarizes employee and non-employee stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 and the allocation within the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expense	$859	$820	$10,514	$2,606
Research and development expense	776	435	4,501	1,308
Total stock-based compensation	$1,635	$1,255	$15,015	$3,914

Note 13. Income Taxes

After considering all available positive and negative evidence, including cumulative losses, the Company concluded that it remains more likely than not that its net deferred tax assets will not be realized. Accordingly, the Company maintains a full valuation allowance against its net deferred tax assets.

The Company recorded an income tax benefit of $0.3 million for the three months ended September 30, 2026 driven by the sale of the Italian Subsidiary to Ayma in September 2026 (refer to Note 17 below). The Company recorded an income tax benefit of $5.6 million for the nine months ended September 30, 2026 primarily related to the discrete release of uncertain tax position liabilities associated with certain intellectual property following changes in facts and circumstances that affected the valuation of the intellectual property in the first quarter of the fiscal year.

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

Basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average common shares outstanding during the period, as follows (net loss in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(27,744)	$(13,442)	$(67,320)	$(44,521)
Denominator:
Weighted average shares of common stock and in-substance common stock outstanding	12,004,791	269,757	6,241,440	241,172
Net loss per share – basic and diluted	$(2.31)	$(49.83)	$(10.79)	$(184.60)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2026	2025
Stock options issued and outstanding	1,361,318	64,002
Acquisition Warrants	570,169	—
Financing Warrants	3,749,231	—
Common warrants	—	43,360
Pre-funded warrants	—	10,000
Restricted stock awards	—	27
Total	5,680,718	117,389

Note 15. Intangible Assets

EryDel Intangible Assets

The following table provides details of the carrying amount of the Company's indefinite-lived intangible asset (in thousands):

(in thousands)
In-process research and development:
Balance as of December 31, 2025	$67,361
Impairment charges	(67,361)
Balance as of September 30, 2026	$—

The following table provides details of the carrying amount of the Company's finite-lived intangible asset (in thousands, except useful life):

		As of September 30, 2026			As of December 31, 2025
	Useful life	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite life intangible assets:
Trade name	21 years	$460	(49)	$411	$460	(53)	$407
Foreign currency translation adjustments				36			51
Impairment charges				(447)			—
Total				$—			$458

In January 2026, the Company ceased clinical development of eDSP as the primary and secondary endpoints did not achieve statistical significance in its Phase 3 NEAT clinical trial. As a result, several of the assumptions used in determining the initial fair value have changed including expected cash flows and thus triggered the need for an interim impairment assessment as required under ASC 350. As a result, the fair value was determined to be significantly below its carrying value and the Company recognized a total impairment charge of $67.8 million for indefinite and finite-lived intangible assets during the nine months ended September 30, 2026.

Note 16. Segment Information

The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment for the purposes of assessing performance and making operating decisions.

The Company’s Chief Executive Officer, who is the CODM, reviews financial information on a consolidated basis for purposes of allocating and evaluating financial performance. The CODM evaluates the Company’s performance and resource allocation by analyzing consolidated net loss, as reported on the condensed consolidated statement of operations and comprehensive loss. This assessment involves comparing net losses across prior periods, the Company's forecast, and following the Orphai Acquisition, total expenditures related to LAM-001 product development.

The measure of segment assets reviewed by the CODM is the consolidated total assets, as reported on the condensed consolidated balance sheets. The following table presents the measure of segment assets regularly provided to the CODM (in thousands):

	September 30, 2026	December 31, 2025
Cash, cash equivalents and investments	105,241	17,752

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development:
Personnel	$1,731	$1,263	$5,750	$3,876
Stock-based compensation	776	435	4,501	1,308
Clinical and contract manufacturing	3,714	6,986	8,598	19,055
Other	(370)	(601)	(691)	(1,458)
General and administrative:
Personnel	3,743	1,100	7,181	3,866
Stock-based compensation	859	820	10,514	2,606
Consulting and professional costs	3,677	722	10,215	2,974
Other	743	639	2,009	1,966
Acquired in-process research and development	—	—	59,000	—
Gain on Orphai Acquisition	—	—	(1,305)	—
Gain on sale of subsidiary	(1,731)	—	(1,731)	—
Intangible asset impairment charge	—	—	67,808	—
Fair value adjustment for contingent consideration	—	2,066	(64,330)	4,522
Total operating expenses	13,142	13,430	107,519	38,715
Loss from operations	(13,142)	(13,430)	(107,519)	(38,715)
Fair value adjustment for debt	—	(549)	12,168	(1,494)
Fair value adjustment for warrants	(14,308)	291	21,315	(4,173)
Warrant issuance costs	—	(42)	(874)	(914)
Other segment items	(294)	288	7,590	775
Net loss	$(27,744)	$(13,442)	$(67,320)	$(44,521)

Other segment items within net loss include interest income, other income (expense), net, and income tax expense.

Note 17. Asset Sale Agreement

On September 8, 2026 (the "Closing Date"), the Company completed the sale of (i) all of the issued and outstanding equity interests of Quince Therapeutics SpA ("Quince SPA" or the "Italian Subsidiary"), (ii) certain intellectual property relating to the Company’s proprietary Autologous Intracellular Drug Encapsulation ("AIDE") technology for the treatment of A-T through its eDSP product candidate (the "IP Assets"), and (iii) all AIDE and eDSP machines and systems (the "Systems") to Ayma Therapeutics Inc., a Delaware corporation, ("Ayma", and such transaction, the "Sale Transaction"). As part of the Company’s sale of the Quince SPA equity interests, IP Assets, and Systems, cash consideration from Ayma was $0.5 million. Total assets sold comprised $2.8 million of cash paid to Ayma, $1.3 million of prepaid and other current assets, and $0.5 million of property and equipment. Total liabilities comprised $0.1 million of accounts payable and $0.4 million of accrued and other current liabilities. Proceeds comprising cash consideration of $0.5 million were deducted from the cash sold.

Upon completion of the Sale Transaction, the Company did not retain an equity interest in Quince SPA. Accordingly, all previously recognized assets and liabilities of the Italian Subsidiary that were conveyed to Ayma were derecognized, including cash and cash equivalents, fixed assets, and tax receivables, as well as accounts payable, accrued payroll, and other tax-related liabilities. The IP Assets had a zero carrying amount immediately before the Sale Transaction as a result of the impairment recognized in the first quarter of 2026. The Company concluded the sale of the Italian Subsidiary did not represent a strategic shift that would have a major effect on the Company’s operations or financial results. The results of operations of the Italian Subsidiary are included in the condensed consolidated statements of operations and comprehensive loss through the Closing Date.

The Sale Transaction resulted in a gain of approximately $1.7 million, which is presented within gain on sale of subsidiary in the Company's condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

The following summarizes the gain on sale of subsidiary (in thousands):

Cash consideration	$450
Net proceeds	450
Add: Carrying amount of liabilities transferred and derecognized	508
Subtract: Carrying amount of assets sold and derecognized	(4,556)
Add: Cumulative translation adjustment	5,329
Gain on sale of subsidiary	$1,731

Note 18. Subsequent Events

On October 6, 2026, the Company obtained stockholder approval of (i) the conversion of the Series C Preferred Stock into shares of common stock and the exercise of warrants to purchase shares of Series C Preferred Stock and options to purchase shares of common stock, (ii) the change of control under Nasdaq listing rules, and (iii) the amendment to the Company’s certificate of incorporation to increase authorized shares of common stock from 250,000,000 to 275,000,000 and on October 9, 2026, 188,930.369 shares of Series C Preferred Stock automatically converted into 9,824,407 shares of common stock. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock, conversion of the Series C Preferred

Stock is subject to beneficial ownership limitations established by each holder. As of November 5, 2026, 22,371.499 shares of Series C Preferred Stock remain outstanding as a result of these beneficial ownership limitations.

On October 6, 2026, upon approval of the Company’s stockholders, the 2026 Equity Incentive Plan (the “2026 Plan”) and the 2026 Employee Stock Purchase Plan (the “2026 ESPP”) became effective. Upon effectiveness of the 2026 Plan on October 6, 2026, the Company ceased issuing new awards under the Quince 2019 Plan, the 2019 Novosteo Plan, the 2022 Inducement Plan, the 2013 Orphai Plan, and the 2026 Orphai Plan.

2026 Equity Incentive Plan

The 2026 Plan became effective on October 6, 2026 upon approval of the Company’s stockholders. The 2026 Plan provides for the grant of stock options, stock appreciation rights, restricted stock award, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants, including employees and consultants of the Company’s subsidiaries. The number of shares initially reserved for issuance under the 2026 Plan was equal to (i) 821,872 shares of common stock plus up to (ii) 1,377,845 shares of common stock subject to outstanding stock awards granted under the Quince 2019 Plan, 2019 Novosteo Plan, the 2022 Inducement Plan and Orphai Equity Incentive Plans that, after the date that the 2026 Plan became effective, are not issued because a stock award expires or otherwise terminates without all of the shares covered by the award having been issued; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price. The number of shares of common stock reserved for issuance under the 2026 Plan will automatically increase on January 1 of each year, from January 1, 2027 through January 1, 2036, in an amount equal to 5% of the total number of shares of all classes of common stock outstanding plus all shares of common stock issuable upon the exercise of any pre-funded warrants (without regard to any beneficial ownership limitations) on December 31 of the preceding year, or a lesser number of shares determined by the Company’s Board of Directors. As of the date these condensed consolidated financial statements were issued, all shares remain available for issuance pursuant to the 2026 Plan.

2026 Employee Stock Purchase Plan

The 2026 ESPP became effective on October 6, 2026 upon approval by the Company’s stockholders. A total of 142,045 shares of common stock were initially reserved for issuance under the 2026 ESPP, which will automatically increase on January 1 of each calendar year, beginning on January 1, 2027 through January 1, 2036, by the lesser of (i) 1% of the total number of shares of all classes of common stock outstanding plus all shares of common stock issuable upon the exercise of any pre-funded warrants (without regard to any beneficial ownership limitations), on December 31 of the preceding calendar year, and (ii) a number of shares equal to two times the initial shares reserve; provided that before the date of any such increase, the Company’s Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The purchase price of the shares under the 2026 ESPP is the lesser of 85% of the fair market value of a share of common stock on the first day of an offering or 85% of the fair market value of a share of common stock on the date of purchase. As of the date these condensed consolidated financial statements were issued, no shares have been issued under the 2026 ESPP.

Effective as of October 8, 2026, Dirk Thye, M.D., the Company’s former Chief Executive Officer and Chief Medical Officer, and former director of the Company, and Brendan Hannah, the Company’s former Chief Operating Officer, resigned from their respective positions. In connection with these resignations, the Company incurred severance of approximately $2.1 million pursuant to their existing severance agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, included in "Part I. Item 1. Financial Statements" of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions, that are based on the beliefs of our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, as well as our Amendment No. 2 to Current Report on Form 8-K filed with the SEC on July 30, 2026. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the "Company," "IRulya," "we," "us," and "our" refer to IRulya Therapeutics Inc. and its consolidated subsidiaries, including Orphai Therapeutics, for periods after the Orphai Acquisition.

Unless otherwise indicated, all share and per share information has been retroactively adjusted to reflect the 1-for-10 reverse stock split of our common stock that became effective on April 10, 2026 (the "April 2026 Reverse Stock Split") and the 1-for-20 reverse stock split of our common stock that became effective on June 29, 2026 (the "June 2026 Reverse Stock Split" and, together with the April 2026 Reverse Stock Split, the "Reverse Stock Splits").

Overview

We are a clinical-stage biopharmaceutical company developing a novel disease modifying therapeutic to address the significant unmet medical need associated with pulmonary disorders with few, if any, treatment options available. On May 18, 2026, we completed the acquisition of Orphai Therapeutics, a clinical-stage biopharmaceutical company developing therapies to treat serious, underserved pulmonary disorders (the "Orphai Acquisition"). In connection with the Orphai Acquisition, we received $115.0 million in upfront gross proceeds, with the potential to receive up to an additional approximately $72.0 million in gross proceeds upon the exercise of certain warrants (with an additional up to $11.0 million in gross proceeds available upon the exercise of warrants issued to former Orphai stockholders), in a private placement transaction from a broad syndicate of investors (the "May 2026 Financing"). Effective October 9, 2026, we changed our corporate name from Quince Therapeutics, Inc. to IRulya Therapeutics Inc. The Orphai Acquisition brought into our pipeline Orphai’s lead asset, LAM-001, a proprietary investigational inhaled dry powder formulation of rapamycin whose differentiated characteristics may permit treatment of conditions associated with dysfunctional mammalian target of rapamycin ("mTOR") activity that cannot be adequately treated using a systemically delivered formulation, including oral solution or tablets. For additional information regarding the terms of the Orphai Acquisition and the concurrent financing, see Note 3 to our unaudited condensed consolidated financial statements.

Following the Orphai Acquisition, our lead product candidate is LAM-001. We are currently evaluating the use of LAM-001 as a treatment for patients with pulmonary hypertension associated with interstitial lung disease ("PH-ILD"), for patients with bronchiolitis obliterans syndrome post lung transplant ("BOS"), and for patients with sarcoidosis associated pulmonary hypertension ("SAPH"), each severe, progressive and often life-threatening indications with few therapeutic alternatives of significant clinical benefit. In our recently completed Phase 2a trial, which enrolled patients with pulmonary arterial hypertension ("PAH") as well as patients with PH-ILD, LAM-001 achieved clinically relevant improvement across multiple established endpoints, including pulmonary vascular resistance, six-minute walking distance and functional class. A Phase 2b trial of LAM-001 is ongoing, evaluating 75 patients with PH-ILD, with data expected in the first quarter of 2028. A fully enrolled Phase 2 trial of LAM-001 in BOS is currently ongoing, with results anticipated in the first quarter of 2027. In addition, we expect to initiate a Phase 2 trial to evaluate the use of LAM-001 as a treatment for SAPH in late 2026, with data expected in the fourth quarter of 2028.

Prior to the Orphai Acquisition, our business was focused on developing our proprietary Autologous Intracellular Drug Encapsulation ("AIDE") technology for the treatment of Ataxia-Telangiectasia ("A-T") through our encapsulated dexamethasone sodium phosphate encapsulated in patient's own red blood cells ("eDSP") product candidate. In September 2026, we completed the sale of (i) all of the issued and outstanding equity interests of Quince Therapeutics SpA, a company organized under the laws of Italy ("Quince SPA"), (ii) certain intellectual property owned by us relating to our AIDE technology for the treatment of A-T through eDSP (the "IP Assets"), and (iii) all AIDE and eDSP machines and systems (the "Systems") to Ayma Therapeutics Inc., a Delaware corporation, ("Ayma"). As consideration of our sale of the Quince SPA equity interests, IP Assets, and Systems, Ayma paid us approximately $0.5 million in cash. For additional information, see Note 17 to our condensed consolidated financial statements. We currently maintain ownership rights in additional drug candidates, AIT-101 and AIT-102.

Financial Overview

We have incurred net losses from operations since our inception. As of September 30, 2026, we had an accumulated deficit of $527.8 million. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

Components of Results of Operations

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development ("R&D") activities and general and administrative ("G&A") costs.

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

Gain on Sale of Subsidiary

Gain on sale of subsidiary represents the cash consideration, carrying amount of liabilities derecognized, cumulative translation adjustment, offset by carrying amount of assets sold and derecognized in connection with the sale of Quince SPA in September 2026.

Intangible Asset Impairment Charge

Finite-lived intangible asset consists primarily of the tradename and is amortized on a straight-line basis over its estimated useful life. Indefinite lived intangible assets are not amortized. Intangible assets related to IPR&D acquired in a business combination or an acquisition that are used in IPR&D shall be considered indefinite lived until the completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values. As a result of the clinical readout of the Phase 3 NEAT study of eDSP for the treatment of A-T in January 2026, which led us to discontinue development of eDSP, several of the assumptions used in determining the initial fair value changed including expected cash flows and thus triggered the need for an interim impairment assessment. As a result, the fair value was determined to be significantly below its carrying value and we recognized a total impairment charge of $67.8 million for indefinite and finite-lived intangible assets during the nine months ended September 30, 2026.

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

Warrant Issuance Costs

Warrant issuance costs consist of expenses incurred in connection with the Financing Warrants (defined below), which are classified as liabilities.

Interest Income

Interest income consists primarily of interest earned on our short-term investments portfolio.

Other Income (Expense), net

Other income (expense), net consists primarily of the effects of foreign currency exchange rates.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which those principles apply. Our critical accounting policies are described under the heading Critical Accounting Estimates within Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 10, 2026. There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K, except as described below.

Business Combination and Asset Acquisitions

We evaluate whether an acquisition should be accounted for as a business combination or an asset acquisition under ASC 805, Business Combinations, based on whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Transactions that do not meet the definition of a business are accounted for as asset acquisitions.

We also evaluate whether the acquired entity is a variable interest entity ("VIE") under ASC 810, Consolidation. If the acquired entity is a VIE, the primary beneficiary is identified as the accounting acquirer.

Accounting for business combinations requires our management to make significant estimates and assumptions about the fair value of acquired IPR&D and of equity instruments issued as consideration, including Series C Preferred Stock, warrants and assumed share-based awards.

We believe our assumptions, estimates, and judgments to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Results of Operations

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

The following sets forth our results of operations for the three months ended September 30, 2026 and 2025 (in thousands, except for percentages):

	For the Three Months Ended September 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$5,851	$8,083	$(2,232)	(28)%
General and administrative	9,022	3,281	5,741	175%
Gain on sale of subsidiary	(1,731)	—	(1,731)
Fair value adjustment for contingent consideration	—	2,066	(2,066)	(100)%
Total operating expenses	13,142	13,430	(288)	(2)%
Loss from operations	(13,142)	(13,430)	288	(2)%
Fair value adjustment for debt	—	(549)	549	(100)%
Fair value adjustment for warrants	(14,308)	291	(14,599)	(5,017)%
Warrant issuance costs	—	(42)	42	(100)%
Interest income	1,024	300	724	241%
Other expense, net	(1,620)	(58)	(1,562)	2,693%
Net loss before income tax expense	(28,046)	(13,488)	(14,558)	108%
Income tax benefit (expense)	302	46	256	557%
Net loss	$(27,744)	$(13,442)	$(14,302)	106%

Research and Development Expenses (in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Direct research and development expenses:
eDSP	$(675)	$6,201	$(6,876)	(111)%
LAM-001	3,760	—	3,760
Other direct research costs	6	54	(48)	(89)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	2,508	1,698	810	48%
Facilities and other research and development expenses	252	130	122	94%
Total research and development expenses	$5,851	$8,083	$(2,232)	(28)%

Research and development expenses were $5.9 million for the three months ended September 30, 2026, compared to $8.1 million for the three months ended September 30, 2025, a decrease of $2.2 million.

The costs for the historical Quince eDSP development decreased by $6.9 million compared to the same period in the prior year, primarily due to a $5.3 million decrease in clinical trial costs associated with the ramp-down of the Phase 3 NEAT clinical trial and Open-Label Extension Clinical Trial (“OLE”), a $1.0 million decrease in eDSP consulting costs, a $0.3 million decrease in manufacturing costs, and a $0.2 million decrease in other research and development related expenses, including the impact of R&D tax credits in each period.

The costs for LAM-001 development increased by $3.8 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to the start-up costs for the Phase 2b clinical study of LAM-001 in PH-ILD.

Personnel-related costs increased by $0.8 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by an increase in retention bonuses of $0.4 million and an increase in stock-based compensation expense of $0.3 million.

General and Administrative Expenses

General and administrative expenses were $9.0 million for the three months ended September 30, 2026, compared to $3.3 million for the three months ended September 30, 2025, an increase of $5.7 million, which was primarily driven by an increase of $3.0 million in post-acquisition professional fees and an increase in personnel costs of $2.7 million primarily due to a mix of severance and retention bonuses for terminated employees.

Gain on Sale of Subsidiary

For the three months ended September 30, 2026, we recorded a $1.7 million gain related to the sale of Quince SPA in September 2026.

Fair Value Adjustment for Contingent Consideration

For the three months ended September 30, 2026, we did not record a fair value adjustment expense for contingent consideration, compared to an expense of $2.1 million for the three months ended September 30, 2025. The decrease was primarily attributable to the discontinuation of the eDSP development program following the January 2026 clinical readout of the Phase 3 NEAT study, which eliminated the need for further fair value adjustments to the contingent consideration liability.

Fair Value Adjustment for Debt

For the three months ended September 30, 2026, the fair value adjustment for the debt decreased by $0.5 million primarily due to the settlement of the loan with the EIB in March 2026.

Fair Value Adjustment for Warrants

The fair value adjustment for warrants decreased by $14.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily driven by changes in Black-Scholes pricing model assumptions for stock price and expected term, resulting in the increase in fair value of our warrant liability related to Acquisition and Financing Warrants (as defined below) for the three months ended September 30, 2026.

Interest Income

Interest income increased by $0.7 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The change was due to increased average balances of short-term investments.

Other Expense, net

Other expense, net decreased by $1.6 million for the three months ended September 30, 2026 primarily due to impacts from foreign currency transaction remeasurement.

Income Tax Benefit

We recorded a tax benefit of $0.3 million and $46 thousand for the three months ended September 30, 2026 and 2025, respectively. The tax benefit was primarily due to taxes arising on the sale of Quince SPA in September 2026.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

The following sets forth our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands, except for percentages):

	For the Nine Months Ended September 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$18,158	$22,781	$(4,623)	(20)%
Acquired in-process research and development	59,000	—	59,000
General and administrative	29,919	11,412	18,507	162%
Gain on Orphai Acquisition	(1,305)	—	(1,305)
Gain on sale of subsidiary	(1,731)	—	(1,731)
Intangible asset impairment charge	67,808	—	67,808
Fair value adjustment for contingent consideration	(64,330)	4,522	(68,852)	(1,523)%
Total operating expenses	107,519	38,715	68,804	178%
Loss from operations	(107,519)	(38,715)	(68,804)	178%
Fair value adjustment for debt	12,168	(1,494)	13,662	(914)%
Fair value adjustment for warrants	21,315	(4,173)	25,488	(611)%
Warrant issuance costs	(874)	(914)	40	(4)%
Interest income	1,768	1,017	751	74%
Other income (expense), net	255	(174)	429	(247)%
Net loss before income tax expense	(72,887)	(44,453)	(28,434)	64%
Income tax benefit (expense)	5,567	(68)	5,635	(8,287)%
Net loss	$(67,320)	$(44,521)	$(22,799)	51%

Research and Development Expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Direct research and development expenses:
eDSP	$2,738	$17,093	$(14,355)	(84)%
LAM-001	4,725	—	4,725
Other direct research costs	42	235	(193)	(82)%
Indirect research and development expenses:
Personnel related (including stock-based compensation)	10,251	5,184	5,067	98%
Facilities and other research and development expenses	402	269	133	49%
Total research and development expenses	$18,158	$22,781	$(4,623)	(20)%

Research and development expenses were $18.2 million for the nine months ended September 30, 2026, compared to $22.8 million for the nine months ended September 30, 2025, a decrease of $4.6 million.

The costs for eDSP development decreased by $14.4 million compared to the same period in the prior year, primarily due to a $11.1 million decrease in clinical trial costs associated with the ramp-down of the Phase 3 NEAT clinical trial and OLE, a $3.8 million gain on the settlement of accounts payable, a $2.7 million decrease in eDSP consulting costs and a $0.9 million decrease in manufacturing costs, partially offset by a $4.2 million increase in research and development expenses primarily reflecting the reversal of R&D tax credit benefits recognized in the prior-year period.

The costs for LAM-001 development increased by $4.7 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to the start-up costs for the Phase 2b clinical study of LAM-001 in PH-ILD.

Personnel related costs increased by $5.1 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, mainly as a result of an increase of $3.2 million in stock-based compensation expense and a $1.9 million increase in other personnel related expenses, including costs related to the Orphai Acquisition and severance costs.

Acquired In-Process Research and Development

Acquired in-process research and development for the nine months ended September 30, 2026, was $59.0 million driven by the fair value of IPR&D acquired in connection with the Orphai Acquisition.

General and Administrative Expenses

General and administrative expenses were $29.9 million for the nine months ended September 30, 2026, compared to $11.4 million for the nine months ended September 30, 2025, an increase of $18.5 million, which was primarily driven by an increase of $11.2 million in non-cash stock-based compensation and personnel related expenses primarily due to the assumption of the Orphai historical options in the Orphai Acquisition, and an increase of $7.2 million in consulting and professional costs related to the Quince restructuring activities.

Gain on Orphai Acquisition

For the nine months ended September 30, 2026, we recorded a $1.3 million gain related to the Orphai Acquisition in May 2026.

Gain on Sale of Subsidiary

For the nine months ended September 30, 2026, we recorded a $1.7 million gain related to the sale of Quince SPA in September 2026.

Intangible Asset Impairment Charge

During the nine months ended September 30, 2026, we conducted an impairment analysis of our intangible asset IPR&D and tradename that resulted from the EryDel Acquisition in October 2023. We conducted a quantitative analysis which resulted in our fair value being significantly below our current carrying value due to the assumptions changing as a result of the Phase 3 NEAT study in January 2026. As a result of the analyses, we recorded a non-cash intangible asset impairment charge of $67.8 million for the nine months ended September 30, 2026.

Fair Value Adjustment for Contingent Consideration

For the nine months ended September 30, 2026, we recorded a $64.3 million fair value adjustment related to contingent consideration, reflecting the elimination of the corresponding contingent consideration liability following the discontinuation of the eDSP development program after the January 2026 clinical readout of the Phase 3 NEAT study. This compared to a $4.5 million fair value adjustment for the nine months ended September 30, 2025, which reflected changes in the estimated fair value of the contingent consideration liability for the period.

Fair Value Adjustment for Debt

For the nine months ended September 30, 2026, we recorded a positive $12.2 million fair value adjustment for debt primarily related to the settlement of the loan with the EIB in March 2026, reflecting the elimination of the corresponding debt on the condensed consolidated balance sheets. This compared to a negative $1.5 million fair value adjustment for the nine months ended September 30, 2025, which reflected changes in the estimated fair value of the debt for the period.

Fair Value Adjustment for Warrants

The fair value adjustment for warrants increased by $25.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by changes in Black-Scholes pricing model assumptions for stock price and expected term, timing of issuance of the Acquisition and Financing Warrants (as defined below), exercise of the Pre-Funded Warrants (as defined below) and cancellation of the Common Warrants (as defined below).

Interest Income

Interest income increased by $0.8 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The change was due to increased average balances of short-term investments.

Other Income (Expense), net

Other income (expense), net increased by $0.4 million for the nine months ended September 30, 2026, primarily due to unrealized gains from foreign currency transaction remeasurement.

Income Tax Benefit (Expense)

We recorded $5.6 million of tax benefit for the nine months ended September 30, 2026 and a tax expense of $0.1 million for the nine months ended September 30, 2025. The tax benefit was primarily related to discrete release of uncertain tax position liabilities associated with certain intellectual property following changes in facts and circumstances that affected the valuation of the intellectual property in the first quarter of the fiscal year and taxes arising on the sale of Quince SPA in September 2026.

Liquidity and Capital Resources

We have not generated any revenue and have never been profitable. To date, we have financed our operations primarily through the issuance and sale of securities. From inception through September 30, 2026, we received net proceeds of approximately $446.1 million from the issuance of redeemable convertible preferred stock, convertible promissory notes, common or preferred stock warrants, pre-funded warrants, and common stock.

We have incurred net losses from operations since our inception. As of September 30, 2026, we had an accumulated deficit of $527.8 million. We do not expect to generate product revenue unless and until we obtain marketing approval for and commercialize a product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and potentially seek marketing approval for, our product candidates. In addition, we expect to continue to incur significant costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on:

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

We expect our current cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of the accompanying condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financing

Equity Financing

ATM Program

On December 18, 2024, we entered into a Controlled Equity OfferingSM Sales Agreement, with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the "Agents"), relating to the sale of shares of our common stock. In accordance with the terms of this agreement, we could offer and sell up to $21.9 million of shares of common stock (the "ATM program"). In October 2025, we increased the total amount available under the ATM program to $75.0 million.

We did not utilize the ATM program during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we utilized our ATM program to raise net proceeds of approximately $20.3 million by issuing 526,435 shares of common stock. As of September 30, 2026, $47.5 million remained available to be sold under the ATM program. No amounts were sold under the ATM program since the closing of the Orphai Acquisition.

May 2026 Private Placement

On May 18, 2026, concurrent with the Orphai Acquisition, we entered into a securities purchase agreement for a private placement financing with new and returning investors to raise up to $187.0 million in gross proceeds, which includes $115.0 million in upfront proceeds and up to an additional approximately $72.0 million upon exercise of the Financing Warrants (as defined below), in which the investors were issued approximately 144,200.633 shares of Series C Preferred Stock (convertible into an aggregate of 7,498,447 shares of common stock, without giving effect to any beneficial ownership limitations) at a price of $797.50 per share and accompanying warrants (the "Financing Warrants") to purchase up to 72,100.322 shares of Series C Preferred Stock (or 3,749,231 shares, on an as-converted-to-common basis and without giving effect to any beneficial ownership limitations) at an exercise price of $996.90 per share (or $19.17 per share on an as-converted-to-common basis). For additional information on the May 2026 Financing, see Note 10 to our unaudited condensed consolidated financial statements.

June 2025 Private Placement

On June 12, 2025, we entered into a Securities Purchase Agreement (the "June 2025 Securities Purchase Agreement"), with certain institutional investors (the "Investors") and certain members of our management (together with the Investors, the "Purchasers") pursuant to which we issued and sold to the Purchasers in a private placement (the "Private Placement"): (i) 33,360 shares (the "Shares") of our common stock, (ii) pre-funded warrants (the "Pre-Funded Warrants") to purchase up to an aggregate of 10,000 shares of common stock, and (iii) accompanying warrants to purchase up to an aggregate of 43,360 shares of common stock (the "Common Warrants"), for aggregate gross proceeds of approximately $11.5 million (excluding up to approximately $10.4 million of aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Common Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by us. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Common Warrant. The combined purchase price of each Share and accompanying Common Warrant was $265.00 (which included $25.00 per Common Warrant in accordance with the rules and regulations of Nasdaq). The combined purchase price of each Pre-Funded Warrant and accompanying Common Warrant was $264.80 (equal to the combined purchase price per Share and accompanying Common Warrant, minus $0.20).

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

On March 27, 2026, we entered into a loan settlement agreement (the "Settlement Agreement") with the EIB in connection with the EIB loan. Pursuant to the Settlement Agreement, effective immediately upon our payment of 4.8 million euros ($5.5 million), our outstanding obligations to the EIB were settled in full and all of our obligations were satisfied and discharged.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used by):
Operating activities	$(36,354)	$(30,944)	$(5,410)
Investing activities	(47,789)	15,156	(62,945)
Financing activities	118,366	15,875	102,491
Effect of exchange rate changes on cash	(211)	153	(364)
Net increase in cash and cash equivalents	$34,012	$240	$33,772

Operating Activities

Net cash used in operating activities increased by $5.4 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to higher operating payments driven by start-up costs for the Phase 2b clinical study of LAM-001 in PH-ILD. Net cash used in operating activities was $36.4 million for the nine months ended September 30, 2026. Cash used in operating activities was primarily due to our net loss of $67.3 million for the period, adjusted for $36.7 million of non-cash items, including $67.8 million non-cash impairment on intangible assets, $64.3 million change in the fair value of contingent consideration liabilities, $59.0 million acquired in-process research and development from the Orphai Acquisition, $21.3 million change in the fair value of warrants, $15.0 million in stock-based compensation, $12.2 million change in the fair value of the EIB Loan, $3.8 million in gain on settlement of accounts payable, $1.7 million in gain on sale of Quince SPA, and a net decrease in our operating assets of $4.8 million and a net decrease in our accounts payable, and accrued expenses and other current liabilities of $10.5 million.

Investing Activities

Cash (used in) provided by investing activities was $47.8 million for the nine months ended September 30, 2026, primarily related to purchases of investments of $64.9 million and net cash outflow from sale of the Italian Subsidiary of $2.8 million, partly offset by the proceeds from maturities of short-term investments of $12.0 million and net cash assumed in the Orphai Acquisition of $8.0 million.

Cash provided by investing activities was $15.2 million for the nine months ended September 30, 2025, primarily related to the proceeds from maturities of short-term investments of $45.0 million, partly offset by the purchase of investments of $29.5 million.

Financing Activities

Cash provided by financing activities was $118.4 million for the nine months ended September 30, 2026, which consisted of $103.6 million of net proceeds from the issuance of Series C Preferred Stock and Financing Warrants pursuant to the May 2026 Financing, $20.3 million from the issuance of common stock in connection with the ATM offerings, offset by the repayment of debt of $5.5 million.

Cash provided by financing activities was $15.9 million for the nine months ended September 30, 2025, which consisted of net proceeds of $11.4 million from the issuance of common stock, Common Warrants, and Pre-Funded Warrants in connection with June 2025 Private Placement, $4.3 million from the issuance of common stock in connection with the ATM offerings, and $0.2 million from the exercise of stock options in the period.

Contractual Obligations and Commitments

As of September 30, 2026, our contractual obligations primarily consist of our obligations under cancellable purchase obligations.

We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. The amount and timing of the payments under these contracts vary based upon the timing of the services. We have recorded accrued expenses of approximately $5.8 million in our condensed consolidated balance sheets for expenditures incurred by these vendors as of September 30, 2026. Our cancellable future operating expense commitments based on existing contracts as of September 30, 2026 are $15.3 million. These obligations will be satisfied in the normal course of business, but generally no longer than 12 months. In March 2026, we entered into a Settlement Agreement with the EIB to settle our outstanding obligations in full with a single payment of 4.8 million euros ($5.5 million). Following such payment, all of our obligations to the EIB were satisfied and discharged. Additionally, in March 2026, it was determined that the criteria for the contingent consideration payouts would not be met based on the results of the clinical readout of the Phase 3 NEAT study in January 2026, resulting in the related liability being reduced to zero. As of September 30, 2026, the fair value of warrants issued in connection with the May 2026 private placements is $20.6 million.

On October 6, 2026, we obtained stockholder approval for the automatic conversion of Series C Preferred Stock in accordance with Nasdaq Rules, and on October 9, 2026, 188,930.369 shares of Series C Preferred Stock automatically converted into an aggregate of 9,824,407 shares of common stock. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock (the "Certificate of Designation"), shares of Series C Preferred Stock that were not converted in the automatic conversion on account of beneficial ownership limitations will remain outstanding until converted at the option of the applicable holders, and the holders will have the right to cash settlement in the event of any failure to timely deliver conversion shares in connection with any such optional conversion in accordance with the terms of the Certificate of Designation.

Recent Accounting Pronouncements

See Note 2 in our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements. Other than as disclosed in our financial statements, we do not expect that any recently issued accounting standards will have a material impact on our financial statements or will otherwise apply to our operations.

Smaller Reporting Company Status

We are a "smaller reporting company," meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

As a smaller reporting company, we may take advantage of exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as set forth below, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 18, 2026, we completed our acquisition of Orphai, as further described in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. In connection with the acquisition, we have continued the process of integrating Orphai’s financial processes, systems, and personnel into our system of internal control over financial reporting since the acquisition date and during the three months ended September 30, 2026. We expect this integration to continue through the remainder of 2026 and to result in changes to our internal control over financial reporting.

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
•
There is no guarantee that the Orphai Acquisition will increase stockholder value.
•
Our failure or perceived failure to comply with data privacy and security obligations including our experiencing security incidents could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase our costs and otherwise negatively affect our operating results and business.
•
The failure to successfully integrate the businesses of IRulya and Orphai in the expected timeframe could adversely affect our results of operations, financial condition, and future results.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and have a history of significant losses since our inception. We may incur losses over the next several years and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess the future viability of our business prospects. Our operations to date have been limited to business planning, including the Orphai Acquisition, organizing and staffing our company, raising capital, identifying potential product candidates, conducting clinical trials and preclinical studies for our development programs, entering into licensing agreements, establishing and enhancing our intellectual property portfolio, and providing general and administrative support for these operations.

We have a history of significant net losses since our inception. Our net loss was $67.3 million and $44.5 million for nine months ended September 30, 2026 and 2025, respectively, and $84.0 million and $56.8 million for the years ended December 31, 2025 and 2024, respectively. As of September 30, 2026 and as of December 31, 2025, we had an accumulated deficit of $527.8 million and $460.5 million, respectively. We have funded our operations to date primarily with proceeds from the sale of our equity securities and borrowings of convertible debt.

We have no products approved for commercial sale, have not generated revenue from commercial sales of our product candidates, and devote substantially all of our financial resources and efforts to the research and development of LAM-001. Investment in clinical product development is highly speculative and involves substantial upfront expenditures and significant risks, including the failure of product candidates to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval, or achieve commercial viability.

We expect to incur significant expenses and increasing operating losses for the foreseeable future, and it may be several years, if ever, before any of our product candidates receive marketing approval and are commercialized. To achieve profitability, we must successfully complete preclinical studies and clinical trials, obtain regulatory approval, establish manufacturing capabilities, commercialize approved products, and discover and develop additional product candidates. We may never succeed in these activities or generate sufficient revenue to achieve profitability. Our operating losses may fluctuate significantly from quarter to quarter and year to year and will adversely affect our stockholders' equity and net assets.

Due to the numerous risks and uncertainties associated with drug development and commercialization, we cannot accurately predict the timing or amount of future expenses or when, or if, we will achieve and sustain profitability. Additional regulatory requirements or delays in the development or clinical testing of our product candidates could increase expenses and further delay profitability. Even if we achieve profitability, we may not be able to sustain or increase it. Our failure to achieve and maintain profitability could depress the value of our common stock and impair our ability to raise capital, expand our business, continue research and development efforts, or maintain operations, and investors could lose all or part of their investment.

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

As an organization, we have not demonstrated an ability to successfully complete clinical trials, obtain regulatory approvals, manufacture our product candidates at commercial scale or arrange for a third party to do so on our behalf, conduct sales and marketing activities necessary for successful commercialization, or obtain reimbursement in the countries of sale. We may encounter unforeseen expenses, difficulties, complications, and delays in achieving our business objectives. Our operating history makes any assessment of our future success or viability subject to significant uncertainty. If we do not address these risks successfully or are unable to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities, then our business will suffer.

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

We expect to require significant additional capital to continue our planned operations, including clinical trials, research and development, commercialization efforts and the costs of operating as a public company. Until we generate substantial product revenues, if ever, we expect to fund our operations through securities offerings, debt financings, license and collaboration agreements, research grants or a combination thereof.

Raising capital through equity offerings, warrants or convertible securities would dilute existing stockholders and may result in new investors obtaining rights, preferences and privileges senior to those of holders of our common stock. Debt or preferred equity financing, if available, could create fixed payment obligations and include restrictive covenants that limit our ability to incur additional indebtedness, maintain specified financial ratios, pay dividends or make acquisitions. Funding through collaborations, strategic alliances or licensing arrangements may require us to relinquish valuable rights to our technologies, product candidates, research programs or future revenue streams on terms that may not be favorable to us. Research grants may also impose restrictions on the use of funds or require us to share research and development information.

We may seek additional capital even if we believe our existing resources are sufficient to fund our operating plans, including due to favorable market conditions or strategic considerations. Any capital-raising efforts could divert management's attention from day-to-day operations and adversely affect our business. If we are unable to obtain additional capital when needed or on acceptable terms, we may be required to delay, reduce or terminate research and development programs or commercialization efforts, or grant third parties rights to develop and commercialize product candidates that we would otherwise seek to develop and commercialize ourselves. Any of these outcomes could adversely affect our business, stockholders' interests and the market price of our common stock.

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

A widespread public health crisis such as a pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the effects of public health crises could materially affect our business and the value of our common stock. It may have further negative impacts, such as a global or U.S. recession or other economic crisis; credit and capital markets volatility (and access to these markets, including by our suppliers and customers); and manufacturing supply disruption due to travel restrictions or other government actions. Additionally, a public health crisis could cause disruptions in raw material supply, our manufacturing operations, or in our distribution and supply chain, as well as significant disruptions in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. If our relationships with our suppliers or other vendors are terminated or scaled back as a result of health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays may occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not harm our business.

Furthermore, a public health crisis could affect our ability to conduct planned clinical trials and commercialization activities. Clinical site initiation, patient enrollment and activities that require visits to clinical sites, including data monitoring, may be delayed due to prioritization of hospital resources toward the public health crisis or concerns among patients about participating in clinical trials during a health crisis. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. These challenges may also increase the costs of completing our clinical trials. Similarly, if we are unable to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure or experience additional restrictions by their institutions, city or state, our clinical trial operations could be adversely impacted. The ultimate impact of a public health crisis is highly uncertain. Fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

Our financial results have been in the past and may in the future be adversely affected by impairment charges from the recording of goodwill and intangible assets.

Our financial results have been in the past and may in the future be adversely affected by impairment charges from the recording of goodwill and intangible assets incurred in connection with acquisitions. For example, during the quarter ended June 30, 2024, we incurred a $17.1 million goodwill impairment charge in connection with the EryDel Acquisition. Further, our failure to identify or accurately assess the magnitude of necessary technology investments we assumed as a result of the EryDel Acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. We recognized a total impairment charge of $67.8 million for indefinite and finite-lived intangible assets for the nine months ended September 30, 2026 related to the negative outcome of the Phase 3 NEAT study.

Risks Related to the Development of our Product Candidates

Our development efforts are in the early stages. If we are unable to advance LAM-001 or any other product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

There is no assurance that any clinical trials of LAM-001, or any other product candidates we may develop will be successful or will generate positive clinical data and we may not receive marketing approval from the FDA or other regulatory agencies for any such product candidate. LAM-001 is in the early stage of our development efforts, and if it, or any product candidate that we may develop, encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timelines and business could be significantly harmed. A Phase 2b clinical trial of LAM-001 in PH-ILD and an investigator-initiated Phase 2 clinical trial of LAM-001 in BOS are currently ongoing, and we expect to initiate a Phase 2 clinical trial of LAM-001 in SAPH in late 2026.

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
•
manufacturing our product candidates at an acceptable cost, scale, and quality; and
•
maintaining and growing an organization of scientists, medical professionals and business people who can develop and commercialize our product candidates and technology.

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

We do not have any products that have gained regulatory approval. Our business is substantially dependent on our ability to obtain and maintain regulatory approval for our development products, in particular LAM-001. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA. Before obtaining regulatory approvals for the commercial sale of any product candidate for a particular indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that the product candidate is safe and effective for that indication and that the manufacturing facilities, processes and controls are adequate to ensure sufficient product quality and control with respect to such product candidate. Prior to seeking approval for any of our product candidates, we will need to confer with the FDA and other regulatory authorities regarding the design of our clinical trials, the type and amount of clinical data necessary, and the Chemistry, Manufacturing and Controls ("CMC") requirements to seek and gain approval for our product candidates.

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
•
manufacturing facilities operated by us or our third-party manufacturers may fail to satisfy current good manufacturing practice ("cGMP") requirements or may be subject to inspectional observations, warning letters, import alerts or other regulatory actions that could delay or prevent approval;
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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are devoting substantially all our resources to the development of LAM-001 across our three target indications of PH-ILD, BOS (in post-lung transplant patients) and SAPH. Our existing clinical data for LAM-001 in PH-ILD is derived from a completed, open-label Phase 2a clinical trial with a limited number of evaluable patients. In addition, an investigator-initiated double-blind Phase 2 clinical trial in BOS and a company-sponsored double-blind Phase 2b trial in PH-ILD are ongoing, each with a limited number of evaluable patients, and we expect to initiate a Phase 2 trial in SAPH in late 2026. If LAM-001, across the various target indications, encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timelines and business could be significantly harmed. Because substantially all of our resources are concentrated on a single product candidate, any failure or significant delay in LAM-001’s development would have a disproportionate impact on our business, financial condition and prospects, and we do not have other clinical-stage programs that could offset such a setback.

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
•
manufacturing facilities operated by us or our third-party manufacturers may fail to satisfy cGMP requirements or may be subject to inspectional observations, warning letters, import alerts or other regulatory actions that could delay or prevent approval;
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

The results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the characteristics of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. Our completed Phase 1 clinical trial of LAM-001 enrolled seven patients in the initial dosing period, with only three patients continuing through an optional 84-day extension period. Our Phase 2a clinical trial in PH, PH-ILD and pulmonary sarcoidosis enrolled ten patients, of whom only six completed the full 24-week trial period. The ongoing Phase 2 clinical trial of LAM-001 in BOS has enrolled 19 patients. The small number of patients enrolled in each of these trials limits the statistical power of our results and increases the potential for any individual patient outcome to disproportionately influence our overall findings. As a result, there may be less certainty that LAM-001 would achieve a statistically significant effect in any future clinical trials.

Of particular note, our clinical thesis for evaluating LAM-001 as a potential treatment for SAPH is supported in part by observations from a single patient with SAPH enrolled in our Phase 2a clinical trial. We intend to initiate a Phase 2 clinical trial specifically to evaluate LAM-001 as a treatment for SAPH in late 2026; however, there can be no assurance that the results observed in this single patient will be replicated in a broader patient population. In addition, the ongoing Phase 2 clinical trial of LAM-001 for BOS is a single site, investigator-sponsored trial, over which we have limited control with respect to trial conduct, protocol amendments, data access and publication decisions. We may rely in part on the results of this investigator-sponsored trial to inform our future clinical development decisions and allocation of resources for LAM-001 in BOS; however, if those results are not indicative of data that would be generated in a larger, multi-site, company-sponsored clinical trial, our assumptions in support of our clinical development activities may prove to be inaccurate and the FDA or other comparable regulatory authorities may require us to conduct additional and larger clinical trials than we currently plan.

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
•
our ability to enroll a sufficiently diverse and representative patient population across demographics, disease characteristics or geographies to support regulatory review;
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

The actual addressable market for LAM-001 may be smaller than we estimate for several reasons, including: the subset of patients who meet the clinical criteria likely required for treatment with LAM-001 may be smaller than what we project; physicians may not adopt LAM-001 over established therapies; payors may restrict reimbursement; LAM-001 may initially be approved only for later-line treatment settings with smaller patient populations; competing products may capture significant market share before LAM-001 reaches the market; and advances in respiratory disease therapies may further segment or reduce the patient population. If the actual market opportunity for LAM-001 is materially smaller than our estimates, we may not be able to generate sufficient revenue to justify our development investment, which could have a material adverse effect on our business and financial condition.

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
•
regulatory authorities may require the addition of labeling statements, such as a "boxed" warning or a contraindication;
•
we may be required to create a Risk Evaluation and Mitigation Strategy ("REMS"), which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
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

We intend to seek FDA approval of LAM-001 through the Section 505(b)(2) regulatory approval pathway. The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Amendments"), added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2) allows an NDA we submit to FDA to rely in part on data in the public domain or the FDA's prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for LAM-001 by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. Specifically, we intend to rely on the FDA's prior conclusions regarding the safety and effectiveness of sirolimus (rapamycin), as reflected in the FDA's prior approvals of Rapamune for kidney transplant rejection prevention and lymphangioleiomyomatosis, as well as on published scientific literature regarding the use of rapamycin in pulmonary disease. An applicant seeking approval under the 505(b)(2) pathway must nonetheless submit sufficient data to support approval of its product, including data needed to establish a scientific bridge between the applicant's product and the data or findings on which it seeks to rely, and the type and amount of additional data required depend on the nature of the proposed product and the differences between that product and the reference product or underlying data.

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

Our approach of targeting serious pulmonary disorders such as PH-ILD, BOS and SAPH presents risks related to the clinical development, regulatory approval and commercialization of our product candidates, including the following:

•
we may have difficulty establishing safety and efficacy in these types of patient populations given the severe and rapidly progressing nature of the diseases we are targeting;
•
with respect to PH-ILD, BOS and SAPH, the underlying etiologies of the diseases are incompletely understood, which may impact our ability to design adequate and well controlled trials;
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

Any product candidate we may develop and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations ("CROs") or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority.

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

In the United States, orphan drug designation entitles a party to financial incentives such as tax advantages and user fee waivers. Opportunities for grant funding toward clinical trial costs may also be available for clinical trials of drugs or biologics for rare diseases, regardless of whether the drugs or biologics are designated for the orphan use. In addition, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us, for products that constitute the "same drug" and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

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

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the ten-year period if: (i) the applicant consents to a second original orphan medicinal product application; (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. We have obtained orphan drug designation in the United States for LAM-001 for the treatment of BOS, sarcoidosis, pulmonary arterial hypertension and lymphangioleiomyomatosis. In addition, we have received orphan drug designation in the European Union for LAM-001 for the treatment of BOS and lymphangioleiomyomatosis.

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

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical studies are conducted in accordance with the FDA’s Good Laboratory Practice ("GLP"), regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.

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

We currently have no plans to build our own clinical or commercial-scale manufacturing capabilities for our product candidates. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We have entered into arrangements with a limited number of third-party contract manufacturing organizations ("CMOs"), as part of our development of our product candidates. These CMOs will provide drug substance intermediate, device, and drug product that will be subsequently, tested, released, labeled, packaged and distributed to our CROs. We may also enter into agreements with additional companies for the supply of substances for use in the development of our product candidates or any future product candidates or for the manufacture of such product candidates.

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient ("API"), necessary to produce product candidates in the quantities needed for our clinical trials or, if any current or future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of any current or future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

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

Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work. Although we do not intend to begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of any of our product candidates. Additionally, any changes implemented by a new CMO would require substantial investment to qualify and validate the vendor as a suitable third-party manufacturer of our development or marketed products. Furthermore, we may be required to conduct comparability assessments, which may include additional human clinical studies, in conjunction with validating the new CMO(s).

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

•
the federal physician payment transparency requirements, sometimes referred to as the "Sunshine Act" under the Affordable Care Act ("ACA"), require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services ("CMS"), information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as nurse practitioners and physicians assistants), and teaching hospitals, as well as information regarding ownership and investment interests of such physicians and their immediate family members;
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

There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA"), was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services ("HHS"), the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program ("SIP") proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

We are subject to the U.K. Bribery Act 2010 (the "Bribery Act"), the U.S. Foreign Corrupt Practices Act of 1977, as amended, (the "FCPA"), and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.

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

Tyvaso, sold by United Therapeutics, Inc., and Yutrepia, sold by Liquidia Corporation, are approved drugs for the treatment of PH-ILD. We believe that LAM-001 for the treatment of PH-ILD has the potential to be used in combination with approved therapies and product candidates in development. We are aware of several product candidates in clinical development for the treatment of PH-ILD, including product candidates in development by AllRock Bio, Apollo Therapeutics, Cereno Scientific, Foresee Pharmaceuticals, Gossamer Bio, Halo Biosciences, Insmed Incorporated, Liquidia Corporation, Pharmosa Biopharm, Pulmovant, Respira Therapeutics, Tectonic Therapeutic, and United Therapeutics Corporation. We also anticipate that we would compete with product candidates in development for BOS by Renovion, Sanofi, and Zambon. Several of these product candidates are in Phase 3 registrational trials with potential approval timelines that are ahead of our development timeline for LAM-001, including Insmed’s TPIP in a Phase 3 clinical trial for PH-ILD, Liquidia and Pharmosa’s L606 in a Phase 3 clinical trial for PH-ILD, and Pulmovant’s Mosliciguat in a Phase 3 clinical trial for PH-ILD. In SAPH, we are aware of products marketed for the treatment of PAH which are frequently used off-label in SAPH patients, including drugs manufactured by Bayer, Eli Lilly, Gilead, Johnson & Johnson, Liquidia, Pfizer, and United Therapeutics. We believe that LAM-001 for the treatment of SAPH has the potential to be used in combination with these therapies.

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

Method of use patents protect the use of a product for the specified method or indication. In the absence of separate composition of matter protection, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidate(s) for an indication that is outside of the methods of use claimed in our patents. Moreover, even if competitor products are not approved for use in our patented indications, and our competitors do not actively promote their products for indications that are covered by our patents, clinicians may prescribe these competitor products "off-label." Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, such infringement is difficult to prevent or prosecute.

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

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment ("PTA"), for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted.

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, all European patents, including those issued prior to June 1, 2023, now by default automatically fall under the jurisdiction of a new European Unified Patent Court (the "UPC"), for litigation involving such patents. As the UPC is a relatively new court system, there is uncertainty regarding litigation at the UPC. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out of our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain a pan-European injunction. It is uncertain how the UPC will impact granted European patents in the pharmaceutical industry.

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

Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may harm our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secret. We cannot guarantee that our employees, former employees or consultants will not file patent applications claiming our inventions. Because of the "first-to-file" laws in the United States, such unauthorized patent application filings may defeat our attempts to obtain patents on our own inventions.

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

Our ability to compete in the highly competitive biopharmaceutical industry depends upon our ability to attract and retain highly qualified management, research and development, clinical, financial and business development personnel. Our senior management may terminate their employment with us at any time, and we do not maintain "key person" insurance for any of our employees.

The Orphai Acquisition resulted in a combined management team that is small relative to our development ambitions. We are heavily dependent on a limited number of individuals with specialized expertise in serious pulmonary disorders. The loss of one or more of these individuals, particularly during the critical post-Orphai Acquisition integration period, could significantly delay our clinical development programs. Competition for individuals with this specialized expertise is intense, and we may not be able to recruit suitable replacements on acceptable terms or in a timely manner.

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

Following the Orphai Acquisition, certain of our employees who previously worked at a private company are now subject to public company compliance obligations, and any failure to comply with these obligations could expose us to regulatory risk and reputational harm.

As a result of the Orphai Acquisition, a number of individuals who previously operated in a private company environment are now employees or officers of a publicly traded company and are subject to public company compliance obligations, including compliance with our insider trading policy, Section 16 reporting requirements under the Securities Exchange Act of 1934, Regulation FD restrictions on selective disclosure of material nonpublic information, and quiet period restrictions around SEC filings. These individuals may not have prior experience with public company compliance requirements.

We have implemented onboarding and training programs to educate former Orphai employees regarding these obligations. However, there can be no assurance that all individuals will fully understand or consistently comply with these requirements, particularly during the initial post-Orphai Acquisition integration period. Any inadvertent violation of insider trading laws, Section 16 reporting obligations, or Regulation FD could result in SEC enforcement action, personal liability for the individuals involved, and reputational harm to the company. Such violations could also undermine investor confidence in our corporate governance practices and adversely affect the trading price of our common stock.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the common stock. In addition to the factors discussed elsewhere in this "Risk Factors" section, these factors include:

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
•
concerns regarding the safety of our product candidates;

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

Finally, in connection with the execution of the Merger Agreement, certain of our directors and officers, as well as certain of the directors, officers and stockholders of Orphai, each as of immediately prior to the Orphai Acquisition, entered into lock-up agreements for a period ending on the earlier of (i) 12 months after the closing of the Orphai Acquisition and (ii) the issuance by us of a press release announcing (a) top line data from the ongoing LAM-001 Phase 2 trial in BOS or (b) the termination or suspension of such trial, whichever occurs first, pursuant to which each such stockholder will be subject to restrictions on the sale or transfer of shares of our common stock and Series C Preferred Stock held by each such stockholder, including those shares received by directors and officers in the Orphai Acquisition, subject to certain limited exceptions as set forth in such lock-up agreements, and provided that such restrictions will be terminated upon the termination of such party’s employment or service as a member of our board of directors. In addition, following the date that is 180 days after the closing of the Orphai Acquisition, 5% of the aggregate number of shares of common stock owned by such party at such time, and on a monthly basis thereafter, will be released from the lockup restrictions. Upon expiration of this lockup period, these shares will become eligible for sale in the public market. Pursuant to the Merger Agreement and the registration rights agreement that we entered into pursuant to the May 2026 Financing, we filed a resale registration statement with the SEC to register the resale of shares of our common stock underlying the Series C Preferred Stock and warrant to purchase shares of Series C Preferred Stock, and such shares subject to the registration statement now no longer constitute restricted securities and may be sold freely in the public markets, subject to any beneficial ownership limitations set by the holder of the Series C Preferred Stock. Certain additional holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in Securities Act registration statements that we may file for ourselves or other stockholders. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline.

In addition, we have filed a shelf registration statement on Form S-3 (the "Shelf Registration Statement"), which permits us to sell from time to time up to $200.0 million of additional shares of our common stock or other securities in one or more offerings. In particular, we may offer and sell up to $75.0 million of shares of our common stock from time to time pursuant to the Controlled Equity OfferingSM Sales Agreement dated December 18, 2024 (the "Sales Agreement"), that we have entered into with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC. During the nine months ended September 30, 2026, we utilized our ATM program to raise net proceeds of approximately $20.3 million by issuing 526,435 shares of common stock. Depending on market liquidity at the time, sales of our common stock pursuant to the Sales Agreement, or other sales of our common stock or other securities under the Shelf Registration Statement, may cause the trading price of our common stock to decline.

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

Additionally, we sold all of our issued and outstanding equity interests of Quince SPA, certain intellectual property owned by us related to our AIDE technology for the treatment of A-T through our eDSP product candidates, and all AIDE and eDSP machines and systems to Ayma.

The divestiture of our legacy assets could result in litigation against us, including litigation arising from or related to the value, received in the sale of our legacy assets to Lighthouse or Ayma. For example, some of our investors purchased shares of our common stock because they were interested in the opportunities presented by our small molecule protease inhibitor portfolio, others because they were interested in our bone-targeting drug platform or AIDE technology. Thus, certain stockholders may have attributed substantial financial value to our legacy assets, NOV004 or eDSP. If our stockholders believe that the financial value which is or may be received by us or them from the divestiture of our assets is inadequate, our stock price may decline and litigation may occur. As a result of these and other factors, we may be exposed to a number of risks, including declines or fluctuations in our stock price, additional legal fees, and distractions to our management caused by activities undertaken in connection with resolving any disputes related to these transactions. The occurrence of any one or more of the above could have an adverse impact on our business and financial condition.

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

Our net operating loss ("NOL"), carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. U.S. federal NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), NOLs arising in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. NOLs generated in Italy are subject to Italian tax laws and deductibility of such Italian NOLs are limited to 80% of taxable income. As of December 31, 2025, we had federal net operating loss carryforwards of approximately $253.3 million, of which $237.5 million will not expire and $15.8 million begin expiring in 2034. As of December 31, 2025, we also had state net operating loss carryforwards of approximately $34.8 million which begin to expire in 2034. Additionally, we have federal tax credits of approximately $10.4 million which begin to expire in 2036 and state tax credits of approximately $3.0 million which do not expire.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an "ownership change" (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Following the approval of the Company Stockholder Matters on October 6, 2026, the Orphai Acquisition resulted in an ownership change for us and, accordingly, our NOL carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use. Orphai’s NOL carryforwards may also be subject to limitations as a result of prior shifts in equity ownership and/or the Orphai Acquisition. We may also have experienced an ownership change in the past, and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Furthermore, our ability to utilize NOLs of Orphai we have acquired as a result of the Orphai Acquisition may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporation Law (the "DGCL") govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors.

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

In May 2026, we consummated the Orphai Acquisition, pursuant to which we acquired Orphai, and we closed the May 2026 Financing. We cannot guarantee that implementing the Orphai Acquisition and related transactions will not impair stockholder value or otherwise adversely affect our business. The Orphai Acquisition poses significant integration challenges between our businesses and employees which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Orphai Acquisition to our stockholders.

The failure to successfully integrate the businesses of the Company and Orphai in the expected timeframe could adversely affect our results of operations, financial condition, and future results.

Our ability to successfully integrate the operations of the Company and Orphai will depend, in part, on our ability to realize the anticipated benefits from the Orphai Acquisition. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Orphai Acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the integration of the Company’s and Orphai’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. There can be no assurance that we will effectively manage the increased complexity of our business without experiencing operating inefficiencies or control deficiencies. Delays encountered in the integration process could have a material adverse effect on our expenses, operating results and financial condition, including the value of shares of our common stock.

We expect to incur substantial expenses related to the integration of Orphai.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Orphai Acquisition and the integration of Orphai. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, billing, payroll, and benefits. Both the Company and Orphai have incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement, and the related ancillary agreements. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in our taking significant charges against earnings following the completion of the Orphai Acquisition, and the amount and timing of such charges are uncertain at present.

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

In the ordinary course of our business, we and the third parties with whom we work, process, collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or, collectively, process, proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets and clinical trial data, or, collectively, sensitive information.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to computer viruses, malicious or unintentional actions or inactions that cause vulnerabilities, malware, software or hardware failure, supply chain attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), credential stuffing, ransomware, unauthorized access, attacks enhanced or facilitated by artificial intelligence ("AI"), natural disasters, terrorism, war and telecommunication and electrical failures. In particular, ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

In the United States, federal, state and local governments have enacted numerous privacy and data security laws, including federal and state health information privacy laws, federal and state security breach notification laws, federal and state consumer protection laws, and other similar laws (e.g., wiretapping laws). For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, many states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services if we become subject to these laws. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act ("CCPA") applies to personal data of consumers, business representatives, and employees who are California residents and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain rights concerning their personal data. The CCPA provides fines for noncompliance and a limited private right of action in connection with certain data breaches. While the CCPA and other U.S. state comprehensive consumer privacy laws exempt certain personal data processed in connection with clinical trials, these developments could further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work should we become subject to these laws. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels, and we expect more governments to pass similar laws in the future. The evolving patchwork of local, state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third party litigation and regulatory investigations, enforcement, fines, and penalties.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation ("EU GDPR") the United Kingdom’s General Data Protection Regulation ("UK GDPR") (collectively, "GDPR"), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or "LGPD") (Law No. 13,709/2018), and India’s Information Technology Act and supplementary rules, impose strict requirements for processing personal data. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European Economic Area ("EEA") residents. Among other things, the EU GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data over prior EU law and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. The EU GDPR also provides for substantial fines for breaches and violations (up to the greater of €20 million or 4% of annual global revenue). The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

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

Additionally, the U.S. Department of Justice issued a rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or are considered "foreign persons" and majority owned by, organized under the laws of, primarily resident in, or a contractor of a covered person or country of concern, as applicable) that impacts certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

Our operations, and those of our vendors and suppliers, could be subject to power shortages, telecommunications failures, water shortages, civil unrest, labor disputes, violence, earthquakes, floods, hurricanes, typhoons, fires, extreme weather conditions, infectious disease, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We currently rely on third-party suppliers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index and such Exhibit Index is incorporated herein by reference.

Exhibit Number	Description	Incorporated by Reference
		Form	Filing Date	Number	Filed Herewith
2.1*

Agreement and Plan of Merger, dated May 17, 2026, by and among IRulya Therapeutics Inc. (formerly Quince Therapeutics, Inc.), Phoenix Merger Sub I, Inc., Phoenix Merger Sub II, LLC, Orphai Therapeutics, LLC, and Orphai Holdings Therapeutics, Inc.

		8-K	5/18/2026	001-38890

3.1	Amended and Restated Certificate of Incorporation	8-K	5/13/2019	001-38890

3.2	Certificate of Amendment to the registrant’s Certificate of Incorporation, effective August 1, 2022	8-K	8/1/2022	001-38890

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	4/9/2026	001-38890

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	6/26/2026	001-38890

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective October 6, 2026	8-K	10/6/2026	001-38890

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective October 9, 2026	8-K	10/9/2026	001-38890

3.7	Amended and Restated Bylaws	8-K	8/1/2022	001-38890

3.8	Amendment to Amended and Restated Bylaws	10-K	4/10/2026	001-38890

3.9	Certificate of Designation of Series C Non-Voting Convertible Preferred Stock	8-K	5/18/2026	001-38890

10.1+	Separation Agreement and General Release of Claims, dated as of September 8, 2026, between IRulya Therapeutics Inc. (formerly Quince Therapeutics, Inc.) and Charles Ryan	8-K	9/14/2026	001-38890

10.2+	2026 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement thereunder	8-K	10/6/2026	001-38890

10.3+	2026 Employee Stock Purchase Plan	8-K	10/6/2026	001-38890

10.4+	Severance Agreement, dated as of March 3, 2025, by and between Orphai Therapeutics, Inc. and Brigette Roberts	8-K	10/9/2026	001-38890

10.5+	Employment Letter, dated as of June 15, 2026, by and between Orphai Therapeutics LLC and John Militello	8-K	10/9/2026	001-38890

10.6+	Executive Change in Control and Severance Agreement, dated as of September 16, 2026, by and between IRulya Therapeutics Inc. (formerly Quince Therapeutics, Inc.) and John Militello	8-K	10/9/2026	001-38890

10.7+	Employment Letter, dated as of May 14, 2026, by and between IRulya Therapeutics Inc. (formerly Quince Therapeutics, Inc.) and Keith Fandrick	8-K	10/9/2026	001-38890

10.8+	Employment Letter, dated as of May 12, 2026, by and between Orphai Therapeutics, Inc. and Keith Fandrick	8-K	10/9/2026	001-38890

10.9+	Severance Agreement, dated as of March 3, 2025, by and between Orphai Therapeutics, Inc. and Keith Fandrick	8-K	10/9/2026	001-38890

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act				X

32.1#	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data file as its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

+ Management contract or compensatory plan or arrangement.

* Certain schedules, annexes, and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRulya Therapeutics Inc.

Date: November 13, 2026	By:	/s/ Brigette Roberts
Brigette Roberts, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ John Militello
John Militello
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)